Form 10-Q
period 1996-03-31
SUMMIT COMMUNICATIONS GROUP INC
filed 1996-05-15
CIK 898304

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
                 For the quarterly period ended March 31, 1996

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

                       Commission File Number:  33-58996

                                    SUMMIT
                                COMMUNICATIONS
                                  GROUP, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                              56-0604618
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    75 Rockefeller Plaza, New York, NY 10019

            (Address of principal executive offices)            (ZIP code)

                                  212-484-8000

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X                  No
                              ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

100 shares of common stock, par value $1 per share, were outstanding as of May 8, 1996


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       SUMMIT COMMUNICATIONS GROUP, INC.


                                     INDEX


                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Balance Sheets -
          March 31, 1996 and December 31, 1995....................         3

     Consolidated Statements of Operations -
          Three Months Ended March 31, 1996 and 1995..............         4

     Consolidated Statement of Changes in Stockholder's Equity -
          Three Months Ended March 31, 1996.......................         5

     Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1996 and 1995..............         6

     Notes to Consolidated Financial Statements...................         7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........         9

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..........................         11

              SUMMIT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                   Unaudited

                                                         March 31, 1996   December 31, 1995
                                                         --------------   -----------------
ASSETS
Current Assets:
 Cash and cash equivalents.............................        $103,824            $ 94,324
 Subscriber receivables, less allowance
  for doubtful accounts of $130 at March 31, 1996 and
  $85 at December 31, 1995                                        1,447                 829
 Income tax refunds receivable from Time Warner Inc....           1,257               3,508
 Deferred income taxes.................................             405                 405
 Other current assets..................................           2,083               1,222
                                                               --------            --------
  Total current assets                                          109,016             100,288

Loan to Time Warner Inc................................          24,000              24,000
Property, plant and equipment, net ....................          51,257              52,676
Noncurrent Deferred income taxes.......................           2,574               2,574

Intangible and other assets, net.......................           8,625               8,738
                                                               --------            --------
                                                               $195,472            $188,276
                                                               ========            ========

LIABILITIES AND STOCKHOLDER'S EQUITY
- - - ------------------------------------

Current Liabilities:
 Accounts payable and accrued expenses.................        $  7,411            $  6,466
 Accrued interest......................................           6,900               3,186
                                                               --------            --------
  Total current liabilities                                      14,311               9,652

Long-Term Debt.........................................         140,000             140,000

Deferred Income Taxes..................................          14,385              15,604
                                                               --------            --------
 Total liabilities.....................................         168,696             165,256

Stockholder's Equity:
 Common stock, $1 par value,
  200 shares authorized, 100 issued and outstanding
  at March 31, 1996 and December 31, 1995                            --                  --
 Additional paid-in capital............................           1,189               1,189
 Accumulated earnings..................................          25,587              21.831
                                                               --------            --------

  Total stockholder's equity                                     26,776              23,020
                                                               --------            --------
                                                               $195,472            $188,276
                                                               ========            ========

See notes to consolidated financial statements.

               SUMMIT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                   Unaudited




                                                                          Three Months
                                                                         Ended March 31,
                                                                       ------------------
                                                                         1996       1995
                                                                         ----       ----
        Revenues.....................................................  $17,666    $16,205

        Costs and Expenses:
                 Operating...........................................    5,710      5,578
                 Selling, general and administrative.................    1,334      1,178
                 General corporate expense...........................      874      1,364
                 Depreciation and amortization.......................    2,579      2,111
                                                                       -------    -------
                          Total costs and expenses...................   10,497     10,231
                                                                       -------    -------
        Income From Operations.......................................    7,169      5,974

        Other Income (Expense):
                 Interest expense....................................   (3,714)    (2,988)
                 Interest income.....................................    2,827         --
                 Other, net..........................................       --       (441)
                                                                       -------    -------
                          Total other (expense)......................     (887)    (3,429)
                                                                       -------    -------
        Income From Continuing Operations
                 Before Income Taxes.................................    6,282      2,545

        Income Tax Expense...........................................    2,526      8,566
                                                                       -------    -------
        Income (Loss) From Continuing Operations.....................    3,756     (6,021)

        Discontinued Operations:
                 Loss from discontinued operations
                 (less applicable income tax of $147)................       --       (283)

        Net gain on sale of discontinued operations
                 (less applicable income tax of
                 $9,754).............................................       --     40,647
                                                                       -------    -------
        Income Before Extraordinary Item.............................    3,756     34,343
                                                                       -------    -------
        Extraordinary Item (less applicable
                 income tax benefit of $328).........................       --       (609)
                                                                       -------    -------
        Net Income...................................................    3,756     33,734

        Preferred Stock Dividend Requirements........................       --        750
                                                                       -------    -------
        Net Income Available to Common Stockholders..................  $ 3,756    $32,984
                                                                       =======    =======



See notes to consolidated financial statements.

               SUMMIT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES
                            IN STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)

                                   Unaudited




                                     Additional
                                       Paid-in              Accumulated
                                       Capital                Earnings
                                     ----------             -----------

Balance, December 31, 1995......      $ 1,189                  $21,831

Net income......................           --                    3,756
                                      -------                  -------
Balance, March 31, 1996.........      $ 1,189                  $25,587
                                      =======                  =======



See notes to consolidated financial statements.

               SUMMIT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                   Unaudited



                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    1996           1995
                                                                    ----           ----
OPERATING ACTIVITIES:
  Net income....................................................  $  3,756       $ 33,734
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization...............................     2,579          2,807
    Noncash interest expense....................................         1            247
    Pre-tax (gain) on sale of discontinued operations...........        --        (50,401)
    Write-off of deferred financing fees........................        --            937
    Changes in assets and liabilities, net of
      effects from dispositions:
      Accounts receivable.......................................     1,633            727
      Other current assets......................................      (861)            94
      Accounts payable and accrued expenses.....................       945            295
      Accrued interest..........................................     3,714          3,699
      Retention compensation....................................        --           (827)
      Accrued income taxes......................................        --         (8,545)
      Deferred income taxes.....................................    (1,219)        18,766
      Deferred credits and other................................        --          1,889
                                                                  --------       --------
  Net cash provided by operating activities.....................    10,548          3,422
                                                                  --------       --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment....................    (1,048)        (1,831)
  Net proceeds on sale of discontinued operations...............        --        128,304
  Decrease in short-term investments............................        --            200
  Other.........................................................        --         (1,908)
                                                                  --------       --------
  Net cash provided by (used in)  investing activities..........    (1,048)       124,765
                                                                  --------       --------
FINANCING ACTIVITIES:
  Preferred stock dividends paid................................        --           (750)
                                                                  --------       --------
  Net cash (used in) financing activities.......................        --           (750)
                                                                  --------       --------
  Net increase in cash and cash equivalents.....................     9,500        127,437
  Cash and cash equivalents at beginning of period..............    94,324          9,149
                                                                  --------       --------
  Cash and cash equivalents at end of period....................  $103,824       $136,586
                                                                  ========       ========

See notes to consolidated financial statements.

               SUMMIT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Unaudited



1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Summit Communications Group, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

In the opinion of management, interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, the results of operations and the cash flows for the periods presented. Results for the interim period are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on the Company's financial statements.

2. MERGER OF COMPANY

On May 2, 1995, the Company and its stockholders closed on an agreement pursuant to which all of the outstanding shares of common stock and preferred stock of the Company were converted, in a tax-free exchange (the "Merger"), into 1,550,936 shares of common stock and 3,264,508 shares of a newly-issued convertible preferred stock, (which is convertible into common shares at an effective price of $48 per share and has a $3.75 annual dividend) of Time Warner Inc. ("Time Warner"). As a result of this merger, the new capital structure of the Company consists of 100 shares of common stock with a $1 par value issued to Time Warner. The Merger did not result in a change of accounting basis of the net assets of the Company as presented in its March 31, 1996 balance sheet because the Company's public debt remains outstanding.

3. DISCONTINUED OPERATIONS

On March 31, 1995, the Company completed the disposition of its radio broadcasting business with the sale of its three remaining radio broadcasting subsidiaries: Summit-Atlanta Broadcasting Corporation ("Summit-Atlanta"), Summit-Baltimore Broadcasting Corporation ("Summit-Baltimore"), and Summit-Dallas Broadcasting Corporation ("Summit-Dallas"). Through their respective wholly-owned subsidiaries, Summit-Atlanta operated radio stations WAOK-AM and WVEE-FM in Atlanta, Georgia; Summit-Baltimore operated radio stations WCAO-AM and WXYV-FM in Baltimore, Maryland; and Summit-Dallas operated radio stations KHVN-AM and KJMZ-FM in Dallas, Texas. With the closing of this sale, all the outstanding capital stock of each subsidiary was sold to Granum Communications, Inc. for $130,000,000 plus $3,500,000 for accounts receivable of Summit-Atlanta. The after tax gain resulting from this transaction was $40,647,000.

The income from operation of the discontinued radio broadcasting business, together with the related after tax gains on dispositions, have been segregated in the Consolidated Statements of Operations. Consolidated net revenues for 1995 exclude revenues applicable to discontinued operations of $6,999,000.

4. LONG-TERM DEBT

In connection with the disposition of Summit-Atlanta, Summit-Baltimore, and Summit-Dallas, the Company terminated the credit agreement
(the "Credit Facility"), dated as of September 1, 1993, between the Company, the lenders identified therein, and The Chase
Manhattan Bank (National Association) as agent. Consequently, long-term indebtedness of the Company at March 31, 1996 consisted of $140,000,000 principal amount of 10 1/2% Senior Subordinated Debentures due 2005 (the "Debentures"). The Debentures contain certain restricted covenants, including limitations on additional borrowings, mergers, acquisitions and restricted payments. At March 31, 1996 $4,549,000 was available for restricted payments.

An extraordinary loss on the early extinguishment of debt in the amount of $609,000, net of an income tax benefit of $328,000, was recorded in the first quarter of 1995. This loss resulted from the write-off of deferred financing costs related to the terminated Credit Facility.

5. STOCKHOLDER'S EQUITY

Pursuant to the Merger, the Company was recapitalized and the new capital structure consists of 100 shares of common stock with a $1 par value issued to Time Warner (See Note 2). Prior to the Merger, the Company had outstanding 240,000 shares of 12 1/2% cumulative preferred stock, par value issued $100 per share.

In January 1995, the Company declared a $3.125 per share dividend on the 240,000 shares of cumulative preferred stock.

6. RELATED PARTIES

On May 18, 1995, the Company loaned $24,000,000 to Time Warner. This loan provides for interest at LIBOR plus .875% per annum and is due on demand. Interest income on this loan for the quarter ended March 31, 1996 totaled $392,000.

Included in the Company's operating expenses after the Merger are charges for programming and promotional services provided by Home Box Office and other affiliates of TWE. These charges are based upon customary rates. For the quarter ended March 31, 1996, these charges totaled $852,000. In addition, the Company has entered into a management service arrangement with TWE, pursuant to which TWE is responsible for the management and operation of the Company's cable systems. The management fees to be paid to TWE by the Company are based on an allocation of the corporate expenses of the cable division of TWE in proportion to the respective number of subscribers of all cable systems to be managed by TWE's cable division. For the quarter ended March 31, 1996, these fees totaled $874,000.

7. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL INFORMATION


                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                        (dollars in thousands)
                                                        1996            1995
                                                        -----           ----

Cash paid for interest...............................   $  --          $   63
Cash paid for income taxes...........................     145           7,918

Item 2. SUMMIT COMMUNICATIONS GROUP, INC AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE FIRST QUARTER OPERATING RESULTS

Overview
- - - --------

As discussed more fully in the Notes to Consolidated Financial Statements (see
Note 3, Discontinued Operations), the Company completed the disposition of its radio broadcasting business on March 31, 1995. All of the Company's revenue and operating income subsequent to such date is derived solely from its cable television business. To better reflect the Company's continuing operations, the following discussion and analysis excludes previously reported results by the radio broadcasting business.

Overall, revenues and oeprating income increased to $17,666,000 and $3,756,000, respectively, for the quarter. Operating income before depreciation and amortization ("EBITDA") increased to $9,748,000 for the quarter. Industry analysts generally consider EBITDA to be an important measure of comparitive operating performance for the cable industry, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. The increases in operating income and EBITDA principally resulted from increased revenues and reduced general corporate expenses, as discussed more fully below.

Income From Operations
- - - ----------------------

Revenues. First quarter revenues increased by $1,461,000 or 9.0% to $17,666,000 in 1996 from $16,205,000 in 1995. This increase was primarily due to growth in basic revenue of $1,581,000 attributable to residential basic subscriber growth of 4.7% and basic revenue rate increases averaging approximately 10% as permitted under Time Warner Cable's "social contract".

Direct Operating Expenses Before General Corporate and Other Expenses. First quarter direct operating expenses before general corporate and other expenses incresed by $288,000 or 4.3% to $7,044,000 in 1996 from $6,756,000 in 1995.
This increase was primarily due to ordinary increases in technical operating costs.

General Corporate Expenses. First quarter general corporate expenses decreased by $490,000 or 35.9% to $874,000 in 1996 from $1,364,000 in 1995. This decrease reflects the closing, in May 1995, of the Summit corporate office located in Atlanta, Georgia. All corporate activities are now performed by the Time Warner Cable corporate staff located in Stamford, Connecticut whose expenses are allocated to the Company based on relative basic subscriber counts.

Depreciation and Amortization. First quarter depreciation and amortization expense increased by $468,000 or 22.2% to $2,579,000 in 1996 from $2,111,000 in
1995. This increase is primarily due to increased capital spending during the fourth quarter of 1995.

Other Income (Expense)
- - - ----------------------

Interest Expense. First quarter interest expense increased $726,000 or 24.3% to $3,714,000 in 1996 from $2,988,000 in 1995. This increase is primarily due to the unfavorable comparison to the first quarter of 1995, when a portion of interest expense was allocated to the discontinued radio operations.

Interest Income. First quarter interest income increased to $2,827,000 during 1996. Interest income primarily resulted from the short-term investment of the majority of the $128,304,000 net proceeds received from the radio station dispostions on March 31, 1995. The Company also loaned $24,000,000 to Time Warner in May 1995 resulting in $392,000 of interest income for the quarter ended March 31, 1996. For the first quarter of 1995, the Company had no interest income.

Other, Net Expense. First quarter other, net expense of $441,000 in 1995 was primarily attributable to transaction costs incurred in connection with the Company's merger with Time Warner. See Note 2 of the Notes to the Consolidated Financial Statements. The Company had no such costs for the first quarter of 1996.

        SUMMIT COMMUNICATIONS GROUP, INC AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Income Tax Expense. The calculation of the tax effect on the sale of the discontinued operations for the three months ended March 31, 1995 was based on an estimate. This estimate was subsequently adjusted to properly account for the sale of the discontinued operations in the 1995 year-end tax provision.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits.

    None.

b)  Reports on Form 8-K.

    No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SUMMIT COMMUNICATIONS GROUP, INC.



Date:  May 13, 1996                     By: /s/ RICHARD M. PETTY
       ------------                        -------------------------------
                                           Richard M. Petty
                                           Vice President and Controller
                                           (Principal Accounting Officer)