Form 10-Q
period 1996-06-30
SUMMIT COMMUNICATIONS GROUP INC
filed 1996-08-14
CIK 898304

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901 (d) OF REGULATIONS
S-T

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

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

100 shares of common stock, par value $1 per share, were outstanding as of August 12, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       SUMMIT COMMUNICATIONS GROUP, INC.


                              INDEX TO FORM 10-Q


                                                                                                      Page
                                                                                                     Number

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

     Consolidated Balance Sheet -
          June 30, 1996 and December 31, 1995.................................................          3

     Consolidated Statement of Operations -
          Three and Six Months Ended June 30, 1996 and 1995...................................          4

     Consolidated Statement of Changes in Stockholder's Equity
          Six Months Ended June 30, 1996......................................................          5

     Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1996 and 1995.............................................          6

     Notes to Consolidated Financial Statements...............................................          7

Item 2. Management's Discussion and Analysis of
          Results of Operations...............................................................          9


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K....................................................          11


              SUMMIT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   Unaudited

                                                       June 30, 1996  December 31, 1995
                                                       -------------  -----------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents............................       $104,386           $ 94,324
Receivables, less allowances of $222 and $85.........          3,094                829
Income tax refunds receivable from Time Warner Inc...            599              3,508
Deferred income taxes................................            405                405
Other current assets.................................          2,695              1,222
                                                            --------           --------

Total current assets.................................        111,179            100,288

Loan to Time Warner Inc..............................         24,000             24,000
Property, plant and equipment, net...................         51,633             52,676
Noncurrent deferred income taxes.....................          2,574              2,574
Intangible and other assets, net.....................          8,512              8,738
                                                            --------           --------

Total assets.........................................       $197,898           $188,276
                                                            ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses................       $  8,533           $  6,466
Accrued interest.....................................          3,138              3,186
                                                            --------           --------

Total current liabilities............................         11,671              9,652

Long-term debt.......................................        140,000            140,000
Deferred income taxes................................         16,148             15,604

STOCKHOLDER'S EQUITY
Common stock, $1 par value, 200 shares authorized,
   100 issued and outstanding at June 30, 1996 and
   and December 31, 1995.............................             --                 --
Additional paid-in capital...........................          1,189              1,189
Accumulated earnings.................................         28,890             21,831
                                                            --------           --------

Total stockholder's equity...........................         30,079             23,020
                                                            --------           --------

Total liabilities and stockholder's equity...........       $197,898           $188,276
                                                            ========           ========



See accompanying notes.

               SUMMIT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   Unaudited

                                                               Three Months                Six Months
                                                               Ended June 30,             Ended June 30,
                                                            -------------------       --------------------
                                                              1996       1995          1996         1995
                                                            -------    --------       -------     --------
Revenues............................................        $18,111    $ 16,460       $35,777     $  32,665

Costs and Expenses:
  Operating.........................................          5,610       2,973        11,320         8,551
  Selling, general and administrative...............          2,610       5,431         4,818         7,973
  Depreciation and  amortization....................          2,610       1,832         5,189         3,943
                                                            -------    --------       -------     ---------
        Total costs and expenses....................         10,830      10,236        21,327        20,467

Income From Operations..............................          7,281       6,224        14,450        12,198

Other Income (Expense):
  Interest expense..................................         (3,711)     (3,703)       (7,425)       (6,692)
  Interest income...................................          1,953       1,449         4,780         1,449
   Other, net.......................................             --     (17,706)           --      ( 18,147)
                                                            -------    --------       -------     ---------
        Total other (expense).......................         (1,758)    (19,960)       (2,645)     ( 23,390)
                                                            -------    --------       -------     ---------

Income (Loss) Before Income Taxes....................         5,523     (13,736)       11,805       (11,192)

Income Tax Expense (Benefit).........................         2,220      (2,602)        4,746         5,963
                                                            -------    --------       -------     ---------

Income (Loss) From Continuing Operations.............         3,303     (11,134)        7,059       (17,155)

Discontinued Operations:
   Loss from discontinued operations
   (less applicable income tax of $147)..............            --          --            --          (283)

Net gain on sale of discontinued operations
   (less applicable income tax of $9,754)............            --          --            --        40,647
                                                            -------    --------       -------     ---------

Income (Loss) Before Extraordinary Item..............         3,303     (11,134)        7,059        23,209

Extraordinary Item (less applicable
  income tax benefit of $328)........................            --          --            --          (609)
                                                            -------    --------       -------     ---------

Net Income (Loss)....................................         3,303     (11,134)        7,059        22,600

Preferred Stock Dividend Requirements................            --          --            --           750
                                                            -------    --------       -------     ---------
Net Income (Loss) Available
 to Common Stockholders..............................       $ 3,303    $(11,134)      $ 7,059     $  21,850
                                                            =======    ========       =======     =========

See accompanying notes.

               SUMMIT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES
                            IN STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   Unaudited


                                      Additional                  Total
                                       Paid-in    Accumulated   Stockholder's
                                       Capital     Earnings        Equity
                                      ----------  -----------   --------------

Balance, December 31, 1995...........   $1,189       $21,831       $23,020

Net income...........................       --         7,059         7,059
                                        ------       -------       -------
Balance, June 30, 1996...............   $1,189       $28,890       $30,079
                                        ======       =======       =======




See accompanying notes.

               SUMMIT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   Unaudited

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                     1996        1995
                                                                     ----        ----
OPERATING ACTIVITIES:
 Net income...........................................              $  7,059   $ 22,600
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Write-off of deferred financing fees................                    --        609
  Depreciation and amortization.......................                 5,189      4,638
  Noncash interest expense............................                     6        283
  Pre-tax gain on sale of discontinued operations.....                    --    (50,401)
  Changes in assets and liabilities, net of
  effects from dispositions:
   Accounts receivable................................                   644      1,202
   Other current assets...............................                (1,473)      (850)
   Accounts payable and accrued expenses..............                 2,067     (3,797)
   Accrued interest...................................                   (48)       (66)
   Retention compensation.............................                    --     (2,441)
   Accrued income taxes...............................                    --     (7,971)
   Deferred income taxes..............................                   544     19,000
   Deferred credits and other.........................                    --     (6,095)
                                                                    --------   --------

 Net cash provided by (used in) operating activities..                13,988    (23,289)
                                                                    --------   --------

INVESTING ACTIVITIES:
 Purchases of property, plant and equipment...........                (3,926)    (3,364)
 Disposal of property, plant and equipment............                    --          4
 Net proceeds from sale of discontinued operations....                    --    128,304
 Decrease in short-term investments...................                    --        200
                                                                    --------   --------

 Net cash (used in) provided by investing activities..                (3,926)   125,144
                                                                    --------   --------

FINANCING ACTIVITIES:
 Preferred stock dividends paid.......................                    --       (750)
 Loan to Time Warner..................................                    --    (24,000)
                                                                    --------   --------

 Net cash (used in) financing activities..............                    --    (24,750)
                                                                    --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS.............                10,062     77,105

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......                94,324      9,149
                                                                    --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............              $104,386   $ 86,254
                                                                    ========   ========

See accompanying notes.

               SUMMIT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Unaudited

1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Summit Communications Group, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

The accompanying financial statements are unaudited but in the opinion of management, interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, the results of operations and the cash flows for the periods presented. Results for the interim period are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995.

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

2.  MERGER OF COMPANY

On May 2, 1995, the Company and its stockholders closed on an agreement pursuant to which all of the outstanding shares of common stock and preferred stock of the Company were converted, in a tax-free exchange (the "Merger"), into 1,550,936 shares of common stock and 3,264,508 shares of a newly-issued convertible preferred stock, (which is convertible into common shares at an effective price of $48 per share and has a $3.75 annual dividend) of Time Warner Inc. ("Time Warner"). As a result of this merger, the new capital structure of the Company consists of 100 shares of common stock with a $1 par value issued to Time Warner. The Merger did not result in a "push down" of Time Warner's accounting basis since the Company's public debt remains outstanding.
Therefore, the Company's accounting basis of net assets did not change as a result of the merger.

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

4.  LONG-TERM DEBT

In connection with the disposition of Summit-Atlanta, Summit-Baltimore, and Summit-Dallas, the Company terminated the credit agreement (the "Credit Facility"), dated as of September 1, 1993. Long-term indebtedness of the Company at June 30, 1996 consisted of $140,000,000 principal amount of 10 1/2% Senior Subordinated Debentures due 2005 (the "Debentures"). The Debentures contain certain restricted covenants, including limitations on additional borrowings, mergers, acquisitions and restricted payments. At June 30, 1996, $11,198,000 was available for restricted payments.

An extraordinary loss on the early extinguishment of debt in the amount of $609,000, net of an income tax benefit of $328,000, was recorded in the first quarter of 1995. This loss resulted from the write-off of deferred financing costs related to the terminated Credit Facility.

5.  STOCKHOLDER'S EQUITY

Pursuant to the Merger, the Company was recapitalized and the new capital structure consists of 100 shares of common stock with a $1 par value issued to Time Warner (See Note 2). Prior to the Merger, the Company had issued and outstanding 240,000 shares of 12 1/2% cumulative preferred stock, par value $100 per share.

In January 1995, the Company declared a $3.125 per share dividend on the 240,000 shares of cumulative preferred stock.

6.  RELATED PARTIES

On May 18, 1995, the Company loaned $24,000,000 to Time Warner. This loan provides for interest at LIBOR plus .875% per annum and is due on demand. Interest income on this loan for the six month period ended June 30, 1996 totaled $776,000.

Included in the Company's operating expenses after the Merger are charges for programming and promotional services provided by Home Box Office and other affiliates of Time Warner Entertainment Company, L.P. ("TWE"). These charges are based upon customary rates. For the six month period ended June 30, 1996, these charges totaled $1,724,000. In addition, the Company has entered into a management service arrangement with TWE, pursuant to which TWE is responsible for the management and operation of the Company's cable systems. The management fees to be paid to TWE by the Company are based on an allocation of the corporate expenses of the cable division of TWE in proportion to the respective number of subscribers of all cable systems to be managed by TWE's cable division. For the six month period ended June 30, 1996, these fees totaled $1,935,000.

7.  STATEMENTS OF CASH FLOWS, SUPPLEMENTAL INFORMATION

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                   (dollars in thousands)
                                                    1996               1995
                                                    ----               ----


Cash paid for interest......................      $7,479             $7,544
Cash paid for income taxes..................       1,294              8,331

Item 2.         SUMMIT COMMUNICATIONS GROUP, INC AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             RESULTS OF OPERATIONS
                             (Dollars in Thousands)

COMPARATIVE SECOND QUARTER AND YEAR TO DATE OPERATING RESULTS

Overview
- --------

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

Overall, revenues for the three and six months ended June 30, 1996 increased to $18,111 and $35,777, compared to $16,460 and $32,665 for the same periods in 1995. Operating income before depreciation and amortization ("EBITDA") for the three and six months ended June 30, 1996 increased to $9,891 and $19,639, compared to $8,056 and $16,141 for the same periods in 1995. The increases in operating income and EBITDA principally resulted from increased revenues and reduced general corporate expenses, as discussed more fully below.

Industry analysts generally consider EBITDA to be an important measure of comparative operating performance for the cable industry, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

Income From Operations
- ----------------------

Revenues increased to $18,111 and $35,777 for the three and six months ended June 30, 1996, compared to $16,460 and $32,665 for the three and six months ended June 30, 1995. Income from operations increased to $7,281 and $14,450 for the three and six months ended June 30, 1996, compared to $6,224 and $12,198 for the three and six months ended June 30, 1995. These increases were primarily due to growth in basic revenue attributable to residential basic subscriber growth and basic revenue rate increases averaging approximately 10% as permitted under the Time Warner Cable's "social contract" with the Federal Communications Commission. Income from operations increased as a result of the revenue gain, lower programming expenses resulting from the transition to Time Warner's programming contracts and lower corporate related expenses reflecting the reduction of corporate expenses in connection with the closing of corporate facilities and the subsequent termination of related personnel as a direct result of the integration of the operations of Summit into Time Warner's existing operating structure.

Other Income and Expense
- ------------------------

Total other expense, net decreased to $1,758 and $2,645 for the three and six months ended June 30, 1996, compared to $19,960 and $23,390 for the same periods in 1995. These decreases were primarily attributable to transaction costs incurred in connection with the Company's merger with Time Warner. See Note 2 of the Notes to the Consolidated Financial Statements. The Company had no such costs in 1996. In addition, interest income increased to $1,953 and $4,780 for the three and six months ended June 30, 1996 compared to $1,449 and $1,449 for the same periods in 1995. These increases primarily resulted from the short-term investment of the majority of the $128,304 net proceeds received from the radio station dispositions on March 31, 1995. The Company also loaned $24,000 to Time Warner in May 1995 resulting in interest income of $392 and $776 for the three and six months ended June 30, 1996 compared to $188 for the same periods in 1995. These decreases in other income and expense were partially offset by interest expense. Interest expense increased to $3,711 and $7,425 for the three and six months ended June 30, 1996, compared to $3,703 and $6,692 for the same periods in 1995. These increases were primarily due to the unfavorable comparison to the first quarter of 1995, when a portion of interest expense was allocated to the discontinued radio operations.

Income Tax Expense
- ------------------

The calculation of the tax effect on the sale of the discontinued operations for the three months ended March 31, 1995 was based on an estimate. This estimate was subsequently adjusted to properly account for the sale of the discontinued operations in the 1995 year-end tax provision.

PART II. OTHER INFORMATION



Item 1 - Legal Proceedings


  There were no material legal proceedings instituted during the six months ended June 30, 1996. There were also no material developments in any of the other existing legal proceedings which were previously reported in the Company's Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 31, 1995.


Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

    None.

b)  Reports on Form 8-K.

    None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SUMMIT COMMUNICATIONS GROUP, INC.



Date: August 12, 1996                   By:    /s/RICHARD M. PETTY
      ---------------                   ---------------------------
                                                Richard M.Petty
                                                Vice President and Controller
                                                (Principal Accounting Officer)