Form 10-Q
period 1996-09-30
SUMMIT COMMUNICATIONS GROUP INC
filed 1996-11-14
CIK 898304

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901 (d) OF
REGULATION S-T

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1996

                                       OR

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to        .
                                                         --------  --------

                       Commission File Number:  33-58996

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

100 shares of common stock, par value $1 per share, were outstanding as of November 12, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       SUMMIT COMMUNICATIONS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                                      Page
                                                                                                      ----


PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements
  Consolidated balance sheets at September 30, 1996 and December 31, 1995.....................         3

  Consolidated statements of operations for the three and nine months ended
    September 30, 1996 and 1995...............................................................         4

  Consolidated statements of changes in stockholder's equity for the nine
    months ended September 30, 1996...........................................................         5

  Consolidated statements of cash flows for the nine months ended
    September 30, 1996 and 1995...............................................................         6

  Notes to consolidated financial statements..................................................         7

Item 2. Management's Discussion and Analysis of Results of Operations.........................         10


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................................         11

Item 6. Exhibits and Reports on Form 8-K......................................................         11

                       SUMMIT COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                           September 30,       December 31,
                                                                1996               1995
                                                         ------------------  -----------------
                                                         (thousands, except per share amounts)
ASSETS
Current assets
Cash and equivalents................................            $111,194           $ 94,324
Receivables, less allowances of $225 and $85........               3,227                829
Income tax refunds receivable from Time Warner......                  --              3,508
Other current assets................................               3,640              1,627
                                                                --------           --------

Total current assets................................             118,061            100,288

Loan to Time Warner.................................              24,000             24,000
Property, plant and equipment, net..................              54,094             52,676
Noncurrent deferred income taxes....................               2,574              2,574
Cable television franchises, net....................               8,399              8,738
                                                                --------           --------

Total assets........................................            $207,128           $188,276
                                                                ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable and accrued expenses, including
  $2.8 million due to Time Warner...................            $  9,512           $  6,466
Accrued interest....................................               6,901              3,186
                                                                --------           --------

Total current liabilities...........................              16,413              9,652

Long-term debt......................................             140,000            140,000
Deferred income taxes...............................              16,696             15,604

Stockholder's equity
Common stock, $1 par value, 200 shares authorized,
 100 issued and outstanding at September 30, 1996
 and December 31, 1995..............................                  --                 --
Paid-in capital.....................................               1,189              1,189
Accumulated earnings................................              32,830             21,831
                                                                --------           --------

Total stockholder's equity..........................              34,019             23,020
                                                                --------           --------

Total liabilities and stockholder's equity..........            $207,128           $188,276
                                                                ========           ========

See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                     Three Months              Nine Months
                                                  Ended September 30,        Ended September 30,
                                                 ---------------------      ---------------------
                                                   1996         1995          1996         1995
                                                 --------     --------      --------     --------
                                                                    (thousands)

Revenues......................................   $18,126       $16,537      $53,903      $49,202
                                                 -------       -------      -------      -------
Costs and expenses:
 Operating and programming (a)................     5,560         4,901       16,880       14,474
 Selling, general and administrative (a)......     2,127         2,191        6,945        9,142
 Depreciation and amortization................     1,964         2,278        7,153        6,221
                                                 -------       -------      -------      -------
    Total costs and expenses..................     9,651         9,370       30,978       29,837
                                                 -------       -------      -------      -------

Operating income..............................     8,475         7,167       22,925       19,365
                                                 -------       -------      -------      -------

Interest expense..............................    (3,746)       (3,757)     (11,171)     (10,449)
Interest income (b)...........................     1,930         1,807        6,710        3,256
Other expense, net............................       (70)           (1)         (70)     (18,148)
                                                 -------       -------      -------      -------

Income (loss) before income taxes.............     6,589         5,216       18,394       (5,976)

Income tax provision..........................    (2,649)       (2,175)      (7,395)      (8,138)
                                                 -------       -------      -------      -------

Operating income (loss) from
 continuing operations........................     3,940         3,041       10,999      (14,114)

Discontinued operations:
 Loss from discontinued operations
  (less applicable income tax of $147)........        --            --           --         (283)
 Net gain on sale of discontinued operations
  (less applicable income tax of $9,754).......        --            --           --      40,647
                                                 -------       -------      -------      -------
Income before extraordinary item..............     3,940         3,041       10,999       26,250

Extraordinary loss on retirement of debt
 (less applicable income tax benefit of $328).        --            --           --         (609)
                                                 -------       -------      -------      -------

Net income....................................     3,940         3,041       10,999       25,641

Preferred dividend requirements...............        --            --           --          750
                                                 -------       -------      -------      -------

Net income applicable to common shares........   $ 3,940       $ 3,041      $10,999      $24,891
                                                 =======       =======      =======      =======
(a)   Includes the following expenses
      resulting from transactions with
      affiliate (Note 6)......................   $ 1,407       $ 1,671      $ 5,066      $ 2,860

(b)   Includes interest income with
      affiliate (Note 6)......................       400           423        1,176          611

See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (Unaudited)



                                                                   Total
                                        Paid-In   Accumulated   Stockholder's
                                        Capital     Earnings       Equity
                                       --------- ------------- ---------------
                                                     (thousands)

Balance at December 31, 1995...          $1,189       $21,831         $23,020

Net income.....................              --        10,999          10,999
                                         ------       -------         -------

Balance at September 30, 1996..          $1,189       $32,830         $34,019
                                         ======       =======         =======



See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine Months
                                                                                Ended September 30,
                                                                                -------------------
                                                                                  1996       1995
                                                                                --------   --------
                                                                                    (thousands)
OPERATING ACTIVITIES
Net income.....................................................................  $ 10,999   $ 25,641
Adjustments for noncash and nonoperating items:
Write-off of deferred financing fees...........................................        --        609
Depreciation and amortization..................................................     7,153      6,221
Noncash interest expense.......................................................        22        283
Gain on sale of discontinued operations........................................        --    (40,647)
Deferred income taxes..........................................................     1,092     18,884
Changes in operating assets and liabilities, net of effects from dispositions..     5,858    (22,787)
                                                                                 --------   --------

Cash provided (used) by operating activities                                       25,124    (11,796)
                                                                                 --------   --------


INVESTING ACTIVITIES
Capital expenditures...........................................................    (8,254)    (4,933)
Net proceeds from discontinued operations......................................        --    128,304
Other..........................................................................        --        204
                                                                                 --------   --------

Cash provided (used) by investing activities...................................    (8,254)   123,575
                                                                                 --------   --------

FINANCING ACTIVITIES
Preferred stock dividends paid.................................................        --       (750)
Loan to Time Warner............................................................        --    (24,000)
                                                                                 --------   --------

Cash used by financing activities..............................................        --    (24,750)
                                                                                 --------   --------

INCREASE IN CASH AND EQUIVALENTS...............................................    16,870     87,029

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD....................................    94,324      9,149
                                                                                 --------   --------

CASH AND EQUIVALENTS AT END OF PERIOD..........................................  $111,194   $ 96,178
                                                                                 ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid..................................................................  $  7,479   $  7,544
Income taxes paid..............................................................     1,964      9,628



See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Summit Communications Group, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and the cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Results for the interim period are not necessarily indicative of results to be expected for the full year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

2. MERGER OF COMPANY

On May 2, 1995, the Company and its stockholders closed on an agreement pursuant to which all of the outstanding shares of common stock and preferred stock of the Company were acquired by Time Warner Companies, Inc. ("Time Warner", formerly known as Time Warner Inc.) in a tax-free exchange (the "Merger"). As a result of this Merger, the Company was recapitalized and the new capital structure consists of 100 shares of common stock, par value $1 per share, owned by Time Warner. Effective October 1, 1996, Time Warner contributed all of the Company's common stock to TWI Cable Inc. (formerly Cablevision Industries Corporation and Subsidiaries) in connection with a reorganization of certain of its wholly owned cable subsidiaries.

These transactions did not result in a "push down" of Time Warner's accounting basis since the Company's public debt remains outstanding. Therefore, the Company's accounting basis of net assets did not change as a result of these transactions.

3. DISCONTINUED OPERATIONS

On March 31, 1995, the Company completed the disposition of its radio broadcasting business with the sale of its three remaining radio broadcasting subsidiaries: Summit-Atlanta Broadcasting Corporation ("Summit-Atlanta"), Summit-Baltimore Broadcasting Corporation ("Summit-Baltimore"), and Summit-Dallas Broadcasting Corporation ("Summit-Dallas"). Through their respective wholly owned subsidiaries, Summit-Atlanta operated radio stations WAOK-AM and WVEE-FM in Atlanta, Georgia; Summit-Baltimore operated radio stations WCAO-AM and WXYV-FM in Baltimore, Maryland; and Summit-Dallas operated radio stations KHVN-AM and KJMZ-FM in Dallas, Texas. With the closing of this sale, all the outstanding capital stock of each subsidiary was sold to Granum Communications, Inc. for $130.0 million plus $3.5 million for accounts receivable of Summit-Atlanta. The after tax gain resulting from this transaction was $40.6 million.

The income from operation of the discontinued radio broadcasting business, together with the related after tax gains on dispositions, have been segregated in the Consolidated Statement of Operations. Consolidated net revenues for 1995 exclude revenues applicable to discontinued operations of $7.0 million.

4. LONG-TERM DEBT

In connection with the disposition of Summit-Atlanta, Summit-Baltimore, and Summit-Dallas, the Company terminated the credit agreement (the "Credit Facility"), dated as of September 1, 1993. Long-term indebtedness of the Company at September 30, 1996 consisted of $140.0 million principal amount of 10 1/2% Senior Subordinated Debentures due 2005 (the "Debentures"). The Debentures contain certain restricted covenants, including limitations on additional borrowings, mergers, acquisitions and restricted payments. At September 30, 1996, $18.3 million was available for restricted payments.

An extraordinary loss on the early extinguishment of debt in the amount of $0.6 million, net of an income tax benefit of $0.3 million, was recorded in the first quarter of 1995. This loss resulted from the write-off of deferred financing costs related to the terminated Credit Facility.

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

6. RELATED PARTIES

On May 18, 1995, the Company loaned $24.0 million to Time Warner. This loan provides for interest at LIBOR plus .875% per annum and is due on demand. Interest income on this loan totaled $1.2 million and $0.6 million for the nine month periods ended September 30, 1996 and 1995, respectively.

Included in the Company's post Merger operating expenses are charges for programming and promotional services provided by Home Box Office and other affiliates of Time Warner Entertainment Company, L.P. ("TWE"). These charges are based upon customary rates and totaled $2.6 million and $1.4 million for the nine month periods ended September 30, 1996 and 1995, respectively. In addition, the Company has entered into a management service arrangement with TWE, pursuant to which TWE is responsible for the management and operation of the Company's cable systems. The management fees paid to TWE by the Company are based on an allocation of the corporate expenses of the cable division of TWE in proportion to the respective number of subscribers of all cable systems managed by TWE's cable division. For the nine month periods ended September 30, 1996 and 1995, these fees totaled $2.5 million and $1.5 million, respectively.

Under a tax-sharing agreement between the Company and Time Warner, the Company will pay to, or receive from, Time Warner, amounts equal to the total current domestic income tax provision, or benefit, respectively, provided by the Company. Included in accounts payable and accrued expenses is $2.8 million related to such balances owed to Time Warner as of September 30, 1996 and income tax refunds of $3.5 million receivable from Time Warner as of December 31, 1995.

7. COMMITMENTS AND CONTINGENCIES

Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the financial statements.

                        SUMMIT COMMUNICATIONS GROUP, INC
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             RESULTS OF OPERATIONS


OVERVIEW

As discussed more fully in the Notes to Consolidated Financial Statements (see
Note 3, Discontinued Operations), the Company completed the disposition of its radio broadcasting business on March 31, 1995. All of the Company's revenue and operating income subsequent to such date is derived solely from its cable television business. To better reflect the Company's continuing operations, the following discussion and analysis excludes previously reported results for the radio broadcasting business.

Overall, revenues for the three and nine month periods ended September 30, 1996 increased to $18.1 million and $53.9 million, respectively, compared to $16.5 million and $49.2 million for the same periods in 1995. Operating income before depreciation and amortization ("EBITDA") for the three and nine month periods ended September 30, 1996 increased to $10.4 million and $30.1 million, respectively, compared to $9.4 million and $25.6 million for the same periods in 1995. The increases in operating income and EBITDA principally resulted from increased revenues and reductions in general corporate expenses, as discussed more fully below.

Industry analysts generally consider EBITDA to be an important measure of comparative operating performance for the cable industry and, when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. EBITDA, however, should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

The relationship between income before income taxes and income tax expense of the Company is affected by certain financial statement expenses that are not deductible for income taxes.

INCOME FROM OPERATIONS

Revenues increased to $18.1 million and $53.9 million for the three and nine month periods ended September 30, 1996, respectively, compared to $16.5 million and $49.2 million for the same periods in 1995. Income from operations increased to $8.5 million and $22.9 million for the three and nine month periods ended September 30, 1996, respectively, compared to $7.2 million and $19.4 million for the same periods in 1995. These increases were primarily due to increases in regulated cable rates phased in during February 1996 as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission and year-to-year basic subscriber growth of approximately 4%. Income from operations also increased as a result of lower corporate related expenses reflecting the reduction of such expenses in connection with the post Merger closing of pre-existing corporate facilities and the subsequent termination of related personnel as a direct result of the integration of the Company's operations into Time Warner's existing operating structure.

NONOPERATING INCOME AND EXPENSE

Interest income increased to $6.7 million for the nine month period ended September 30, 1996, compared to $3.3 million for the same period in 1995. This increase primarily resulted from higher average cash balances relating to the reinvestment of net proceeds received from the radio station dispositions on March 31, 1995. Other net expense decreased to $0.1 million for the nine month period ended September 30, 1996, compared to $18.1 million for the same period in 1995. This decrease is primarily attributable to transaction costs incurred during 1995 in connection with the Merger (see Note 2).

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings


There were no material legal proceedings instituted during the nine month period ended September 30, 1996. There were also no material developments in any of the other existing legal proceedings which were previously reported in the Company's Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 31, 1995.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    --------

    None.

(b) Reports on Form 8-K.
    -------------------

    None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SUMMIT COMMUNICATIONS GROUP, INC.



Date: November 12, 1996               By:        /s/RICHARD M. PETTY
                                      Name:       Richard M. Petty
                                      Title:      Vice President and Controller
                                                  (Principal Accounting Officer)