Form 10-K
period 1996-12-31
SUMMIT COMMUNICATIONS GROUP INC
filed 1997-03-28
CIK 898304

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

                                      OR


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________ .

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  None

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X                       No
                        ____                       ____

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

  As of March 21, 1997, there were 100 shares of the registrant's common stock, par value $1 per share, issued and outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 1997 was zero.

   THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF TIME WARNER INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

                       SUMMIT COMMUNICATIONS GROUP, INC.

                                   FORM 10-K


                               TABLE OF CONTENTS


PART I                                                     Page

Item 1     Business.....................................      3
Item 2     Properties...................................     11
Item 3     Legal Proceedings............................     11
Item 4     (Not Applicable)


PART II

Item 5     Market for the Registrant's Common Equity and
             Related Shareholder Matters................     12
Item 6     (Not Applicable)
Item 7     Management's Discussion and Analysis of
             Results of Operations......................     13
Item 8     Financial Statements and Supplementary Data..     14
Item 9     (Not Applicable)

PART III   (Not Applicable)


PART IV

Item 14    Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K ...................     30

SIGNATURES..............................................     36

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

  Summit Communications Group, Inc. (the "Company") is an indirect, wholly owned subsidiary of Time Warner Companies, Inc. ("Time Warner", formerly named Time Warner Inc.). The Company owns and operates cable television systems (the "Cable Systems") serving approximately 184,000 subscribers and passing approximately 253,000 homes located in 6 franchise areas in suburban northwest Atlanta, Georgia (the "Atlanta System") and in 12 franchise areas in Winston-Salem, North Carolina and its surrounding area (the "Winston-Salem System"). Prior to March 31, 1995, the Company owned and operated three radio stations. In 1995, the Company derived approximately 90% of its net revenues and approximately 95% of its operating income before general corporate and other operating expenses from its cable operations, with the balance attributable to the Company's radio operations.

  Effective October 1, 1996, Time Warner contributed all of the Company's common stock to TWI Cable Inc., a direct, wholly owned subsidiary ("TWI Cable", formerly known as Cablevision Industries Corporation and Subsidiaries), in connection with a reorganization of certain of its wholly owned cable subsidiaries.

  On May 2, 1995, the Company and its shareholders closed on an agreement pursuant to which all of the outstanding shares of common stock and preferred stock of the Company were acquired by Time Warner in a tax-free exchange (the "Merger"). As a result of this Merger, the Company was recapitalized. The new capital structure consists of 100 shares of common stock, par value $1 per share. Time Warner Cable, a division of Time Warner Entertainment Company L.P. ("TWE"), manages the operations of the Company for a management fee as discussed in the Notes to Consolidated Financial Statements (Note 7).

  On March 31, 1995, the Company sold the last of its radio stations to Granum Communications, Inc. for $130.0 million in cash plus $3.5 million for accounts receivable. The net proceeds from this sale were invested in short-term investments. After consummation of the sale of its radio stations, the Company terminated its Credit Agreement and as of December 31, 1995 the long-term indebtedness consists of $140.0 million principal amount of 10 1/2% Senior Subordinated Debentures Due 2005 (the "Debentures").

  The Company did not apply the net cash proceeds from the sale of its radio assets to the retirement of the Debentures or to an investment in capital assets in one of the Company's lines of business within 300 days after the sale, and believed the sale of its outstanding stock to Time Warner constituted a "change of control" of the Company, therefore, the Company was required to make an offer to purchase an aggregate principal amount of the Debentures. On May 19, 1995, an offer to repurchase the Debentures at a price of 101% of the principal amount was made. This offer expired on June 28, 1995 with all such holders refusing the offer.

  The Company's principal executive offices are located at 75 Rockefeller Plaza, New York, NY, 10019, and its telephone number is (212) 484-8000.

CABLE TELEVISION

  The cable television business principally consists of the delivery of a wide variety of channels of television programming, primarily video entertainment and informational programming, to subscribers who pay a monthly fee for the services they receive. Television and radio signals are received off-air or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets. Cable television systems are constructed and operated pursuant to non-exclusive franchises awarded by local governmental authorities for specified periods of time.

PROGRAMMING

  The Company provides certain video programming to its subscribers pursuant to multi-year contracts with program suppliers who are paid a monthly fee per subscriber. Many of these contracts contain price escalation provisions; however, in most cases the cable operator has a right to cancel the contract if the supplier raises its price beyond agreed limits. The loss of any one supplier would not have a material adverse effect on the Company's operations.

SERVICE AND PROGRAMMING CHARGES

  The Company's systems offer subscribers packages of basic and cable programming services consisting of television signals available off-air, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), Music Television ("MTV"), USA Network, Entertainment and Sports Programming Network ("ESPN"), Arts and Entertainment Channel ("A & E"), Turner Network Television ("TNT"), and Nickelodeon), displays of information such as time, news, weather and stock market reports, and public, governmental and educational access channels. In some systems these satellite-delivered, non-broadcast services are packaged together to form a tier of services offered at a discount. The Company's systems also provide premium televisions services to their basic subscribers for an extra monthly charge. Such services (including Home Box Office ("HBO"), Showtime, The Disney Channel and regional sports networks) consist principally of feature motion pictures presented without commercial interruption, sporting events, concerts and other entertainment programming. Subscribers generally pay initial connection charges and fixed monthly fees for basic, cable programming packages and premium television services, which constitute the principal sources of revenues to the Company.

  Revenues are also generated from pay-per-view service, home shopping channels and audio programming. Pay-per-view programming offers recently released movies and exclusive events, such as boxing matches and concerts. Pay-per-view programming is available to any subscriber who rents an impulse addressable converter.

  In addition to the revenue generated from subscriber fees and program services, the Company also derives a portion of its revenue from advertising sales. The Cable Systems participate in two of the country's largest advertising interconnects, which allow advertisers to purchase advertising time on several cable networks through an agency that represents participating cable systems serving a single market.

  Cable Systems subscribers are charged monthly fees based on the level of services selected. The monthly prices for various levels of cable television services (excluding services offered on a per-channel or per-program basis) range generally from $6 to $30 for residential customers. Other services offered include equipment rentals, usually for an additional monthly fee. Systems offering pay-per-view movies generally charge between $3 and $5 per movie, and systems offering pay-per-view events generally charge between $6 and $50, depending on the event.

  Commercial subscribers are charged rates for cable programming services that vary depending on the nature of the contract.

  FRANCHISES

  Cable television systems are constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), as amended by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Act"). See "Regulation and Legislation."

  As of December 31, 1996, the Company held 18 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Cable Systems range up to 5% of gross revenues. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

  The Company has never had a franchise revoked. In addition, all of the franchises eligible for renewal have been renewed or extended at or prior to their stated expirations. The 1984 Cable Act provides for an orderly franchise renewal process, and it establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. A franchising authority may not unreasonably withhold the renewal of a franchise. If a franchise renewal is denied, then the franchise authority must pay the operator the "fair market value" for the system covered by the franchise, but with no value allocated to the franchise itself. The Company's management believes that it has excellent relationships with its franchising communities. See "Regulation and Legislation."

REGULATION AND LEGISLATION

  The cable television industry is regulated by the Federal Communications Commission ("FCC") , some states and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies may in the future materially affect the cable television industry. The following discussion summarizes certain federal, state and local laws and regulations affecting cable television.

  Federal Laws. The Cable Communications Policy Act of 1984 ("1984 Cable Act"), the 1992 Cable Act and the 1996 Telecommunications Act are the principal federal statutes governing the cable industry. These statutes regulate the cable industry, among other things, with respect to: (I) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) consumer protection and customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; and (x) privacy of customer information.

  Federal Regulations. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations implementing the federal statutes.

  Rate Regulation. Under the 1992 Cable Act, nearly all cable television systems are subject to local rate regulation of basic service pursuant to a formula established by the FCC and enforced by local franchising authorities. Additionally, the legislation required the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium service if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service and rental of cable equipment; and allowed the FCC to impose restrictions on the retiering and rearrangement of basic and non-basic services under certain limited circumstances.

  Under the 1996 Telecommunications Act, regulation of nonbasic tier rates is scheduled to terminate on March 31, 1999. Regulation of both basic and nonbasic tier cable rates also ceases for any cable system subject to "effective competition." The 1996 Telecommunications Act expands the definition of "effective competition" to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DTH.

  The FCC's rate regulations employ a benchmark system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or significantly upgrades its system. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, e.g., services may not be moved from existing tiers to the new product tier. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit.

  Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required.

  On November 30, 1995, the FCC adopted a Social Contract with Time Warner Cable which resolved all of the cable television rate complaints pending against Time Warner Cable and requires Time Warner Cable to upgrade its domestic cable television systems. The Social Contract was negotiated in accordance with the FCC's authority to consider and adopt "social contracts" as alternatives to other regulatory approaches applicable to cable television rates. Specifically, the Social Contract provides for an estimated $4.7 million plus interest in refunds in the form of bill credits to subscribers of certain designated Time Warner Cable systems, a commitment by Time Warner Cable to establish a lifeline basic service priced at 10% below Time Warner Cable's benchmark regulated rates with an adjustment to the nonbasic tier to recoup the reduced basic service tier revenue; and a commitment by Time Warner Cable to upgrade its domestic systems by December 31, 2000. Court appeals filed by the city of Austin, Texas and the Intercommunity Cable Regulatory Commission (which represents 28 Cincinnati suburbs served by Time Warner Cable) seeking review of the FCC decision adopting the Social Contract as well as certain FCC staff decisions implementing the Social Contract are pending. The appeals contend, among other things, that the terms of the Social Contract and the process by which it was negotiated and implemented are contrary to the 1992 Cable Act, and are inconsistent with the FCC's own rules. These parties also filed a petition with the FCC for reconsideration of the Social Contract, which is currently pending.

  A purported nationwide class action has been brought in a federal court in New York alleging that any charges imposed by Time Warner Cable for additional outlet connections violate the 1992 Cable Act and the FCC's rate regulation rules to the extent those charges exceed Time Warner Cable's costs. Time Warner Cable has opposed this claim.

  Carriage of Broadcast Television Signals. The 1992 Cable Act allows commercial television broadcast stations which are "local" to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. Broadcast stations typically seek monetary compensation or the carriage of additional programming in return for granting retransmission consent. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions. Unlike commercial stations, noncommercial stations are not given the option to require negotiation of retransmission consent. In addition, cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS and WGN. Time Warner Cable has obtained any necessary retransmission consents from all stations carried, which consents have varying expiration dates. The next three-year election between mandatory carriage and retransmission consent for local commercial television stations will occur on October 1, 1999. The mandatory carriage rule is presently under review by the United States Supreme Court.

  Deletion of Certain Programming. Cable television systems that serve 1,000 or more customers must delete the simultaneous or nonsimultaneous network programming of a distant station upon the appropriate request of a local television station holding local exclusive rights to such programming. FCC regulations also enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system.

  Public and Leased Access Channels. The 1984 Cable Act permits local franchising authorities to require operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

  Ownership. The 1996 Telecommunications Act repealed the 1984 Cable Act's restrictions on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas. With certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecommunications Act also authorized LECs and others to operate "open video systems" without obtaining a local cable franchise, although LECs operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in New York City and in other areas where the Company operates cable systems.

  The 1996 Telecommunications Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network, and the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and multichannel MDS ("MMDS") facilities or satellite master antenna television ("SMATV") systems having overlapping service areas, except in limited circumstances. The 1996 Telecommunications Act exempts cable systems facing "effective competition" from the MMDS and SMATV cross-ownership restrictions.

  Pursuant to the 1992 Cable Act, the FCC has adopted rules which, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. The FCC also has set a limit of 30% of total nationwide cable homes that can be served by any multiple cable system operator.

  Other FCC Regulations and FTC Consent Decree. Additional FCC regulations relate to a cable system's carriage of local sports programming; privacy of customer information; equipment compatibility, franchise transfers; franchise fees; equal employment opportunity; pole attachments; restrictions on origination and cable casting by cable system operators; application of the rules governing political broadcasts; customer service; technical standards, home wiring and limitations on advertising contained in nonbroadcast children's programming. The 1996 Telecommunications Act changes the formula for pole attachment fees which could result in substantial increases in payments by cable operators to utilities for pole attachment rights when services other than cable services are delivered by cable systems.

  Under the terms of the FTC Consent Decree entered into in connection with the consummation of the TBS Transaction, Time Warner Cable is required to carry on a significant number of its cable systems a 24-hour per day news and information channel that is not owned, controlled by or affiliated with the Company.

  Copyright. Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

  State and Local Regulation. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to local regulation, typically imposed through the franchising process, and certain states have also adopted cable television legislation and regulations. Cable franchises are nonexclusive, granted for fixed terms and usually terminable if the cable operator fails to comply with material provisions. No Time Warner Cable franchise has been terminated due to breach. Franchises usually call for the payment of fees (which are limited under the 1984 Cable Act to 5% of the system's gross revenues from cable service) to the granting authority. The terms and conditions of cable franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

  The 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

  The 1996 Telecommunications Act provides that local franchising authorities may not condition the grant or renewal of a cable franchise on the provision of telecommunications service or facilities (other than institutional networks) and clarifies that the calculation of franchise fees is to be based solely on revenues derived from the provision of cable services, not revenues derived from telecommunications services.

  Renewal of Franchises. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. The 1992 Cable Act makes several changes to the renewal process which could make it easier in some cases for a franchising authority to deny renewal.

  In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although the municipality must take into account the cost of meeting such requirements. The Company may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Of the Company's franchises, as of January 1, 1997, five franchises serving approximately 90,776 subscribers expire during the period ending December 31, 1999. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future.

  The foregoing does not describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or Time Warner Cable can be predicted at this time.

COMPETITION

  Cable television systems face strong competition for viewer attention from a wide variety of established providers and new entrants, including broadcast television, DTH, MMDS, SMATV systems and telephone companies. Cable television systems also compete with these and other media for advertising dollars.

  DTH. The FCC has awarded conditional permits to several companies for orbital slots from which high-power Ku-Band DTH service can be provided. DTH services offer pre-packaged programming that can be received by relatively small and inexpensive receiving dishes. As of the end of 1996, satellite-delivered DTH services including Echostar, DirecTV, USSB and Primestar, a medium-powered DTH service partially owned by TWE, were reported to be serving approximately five million subscribers. In addition, News Corp. is scheduled to launch a DTH service later in 1997, and recently announced a plan to merge that service with Echostar's. If consummated, the combined venture would have greater satellite transponder, and hence channel, capacity than other DTH services. News Corp. has also announced that unlike other DTH services, the new venture will deliver some local broadcast stations in some areas. In addition to DTH, most cable programming is available to owners of larger, more expensive C-Band satellite dishes ("TVROs"), either directly from the programmers or through third-party packagers.

  MMDS/Wireless Cable. Wireless cable operators use microwave technology to distribute video programming. Wireless cable has grown rapidly, reportedly servicing 12 million subscribers nationwide as of September 1996. In recent years, the FCC has adopted rules to facilitate the use of greater numbers of channels by wireless cable operators.

  SMATV. Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as SMATV systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Under the 1996 Telecommunications Act a SMATV system is not a cable system as long as it uses no public right-of-way. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services as offered by franchised cable television systems.

  Overbuilds. Under the 1992 Cable Act, franchising authorities are prohibited from unreasonably refusing to award additional franchises. There are an increasing number of overlapping cable systems operating in Time Warner Cable franchise areas. Municipalities themselves are authorized to operate cable systems without a franchise. No such municipally-owned systems are presently in operation in Time Warner Cable franchise areas, although several municipalities have indicated an interest in doing so.

  Telephone Companies. The 1996 Telecommunications Act eliminated the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DTH, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecommunications Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds available channel capacity, up to two-thirds of the channels on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules.

  Other Competition. Cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videocassette recorders. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems.

EMPLOYEES

   At December 31, 1996, the Company employed a total of approximately 203 persons.

ITEM 2.  PROPERTIES

  All corporate functions for the Company are now performed by Time Warner Cable's existing corporate office staff located in Stamford, Connecticut. The Company owns or leases headend and tower, warehouse and office facilities in each locality where it operates. Lease terms expire between 1998 and 2003. The cable headend and tower sites are located at strategic points within each franchise area to support the distribution system. The Company believes that its facilities are in good operating condition and are satisfactory for their present and intended uses. The following table contains certain information describing the general character of the Company's properties:

                                          APPROXIMATE   EXPIRATION
                                OWNED OR  SQUARE FEET    DATE OF
   LOCATION & PRINCIPAL USE      LEASED    OR ACREAGE     LEASE
------------------------------  --------  ------------  ----------
Winston-Salem North Carolina
  Offices.....................  Owned     9,600 sq.ft.
  Warehouse...................  Owned     3,000 sq.ft
  Headend.....................  Owned     2.1 acres
  Land........................  Owned     5.1 acres

Lexington, North Carolina
  Offices.....................  Owned     3,300 sq.ft.
  Headend.....................  Leased    5.9 acres         2003

Kernersville, North Carolina
  Offices.....................  Leased    800 sq. ft.       1998
  Headend.....................  Owned     2.8 acres

Bethania, North Carolina
  Headend.....................  Owned     2.5 acres

Marietta, Georgia
  Offices.....................  Leased    8,084 sq.ft       2002
  Warehouse...................  Leased    6,000 sq.ft.      2000
  Headend.....................  Leased    1.7 acres         2002
  Warehouse Land..............  Leased    1.1 acres         2000
                                          -----------
Totals                                    30,784 sq.ft.
                                          21.2 acres

ITEM 3.  LEGAL PROCEEDINGS

  The Company from time to time is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on the Company.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  There is no established public trading market for the common stock of the Company. TWI Cable, a wholly owned subsidiary of Time Warner, is the sole stockholder of the Company's common stock.

  No dividends have been declared on outstanding shares of common stock during 1995 and 1996. The Company's long-term debt agreements contain covenants which limit the payment of cash dividends on its common stock, see Note 4 to Consolidated Financial Statements. For information with respect to cash dividends declared on preferred stock of the Company, see Note 6 to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

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

  Overall, in 1996 operating income before depreciation and amortization ("EBITDA") increased to $40.5 million compared to $22.6 million in 1995. This increase in EBITDA principally resulted from increased revenues and reductions in selling, general and administrative expenses, as discussed more fully below.

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

OPERATING INCOME

  In 1996, revenues increased to $72.2 million, compared to $65.8 million in 1995. Income from operations increased to $31.5 million in 1996, compared to $14.3 million in 1995. These increases were primarily due to increases in regulated cable rates phased in during February 1996 as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission, year-to-year basic subscriber growth, and an increase in pay-per-view and advertising revenues. Income from operations also increased as a result of lower corporate related expenses reflecting the reduction of such expenses in connection with the post Merger closing of pre-existing corporate facilities and the subsequent termination of related personnel as a direct result of the integration of the Company's operations into Time Warner's existing operating structure. Such termination costs totaled $11.5 million in 1995.

NON-OPERATING INCOME AND EXPENSE

  Interest income increased to $8.7 million in 1996, compared to $4.5 million in 1995. This increase primarily resulted from higher average cash balances relating to the reinvestment of net proceeds received from the radio station dispositions on March 31, 1995. Other net expense decreased to $70,000 in 1996, compared to $6.6 million in 1995. This decrease is primarily attributed to transaction costs incurred during 1995 in connection with the Merger (see Note
2).

ITEM 8
                       SUMMIT COMMUNICATIONS GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND OTHER FINANCIAL INFORMATION



                                                   Page
                                                   ----

Reports of Independent Auditors..................    15
Consolidated Financial Statements:
    Balance Sheet................................    17
    Statement of Operations......................    18
    Statement of Cash Flows......................    19
    Statement of Shareholder's Equity (Deficit)..    20
    Notes to Consolidated Financial Statements...    21

                         Report of Independent Auditors



To the Board of Directors of Summit Communications Group, Inc.:

  We have audited the consolidated balance sheet of Summit Communications Group, Inc. ("Summit") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholder's equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a) at and for the years ended December 31, 1996 and 1995. These financial statements and schedule are the responsibility of Summit's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               Ernst & Young LLP


New York, New York
February 11, 1997

INDEPENDENT AUDITOR'S REPORT



Summit Communications Group, Inc.:

We have audited the accompanying consolidated statements of operations, shareholder's deficit, and cash flows of Summit Communications Group, Inc. ("the Company") for the year ended December 31, 1994. Our audit also included the financial statement schedule for the aforementioned period listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein for such aforementioned period.


Deloitte & Touche LLP

Atlanta, Georgia
March 10, 1995

                       SUMMIT COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        1996      1995
                                                      --------  ---------
ASSETS
CURRENT ASSETS
Cash and equivalents................................  $ 94,473   $ 94,324
Receivables, less allowances of $218 and $85........     2,699        829
Interest due from Time Warner.......................     2,594      1,027
Income tax refunds due from Time Warner.............        --      3,508
Prepaid expenses....................................       205        195
                                                      --------   --------

Total current assets................................    99,971     99,883

Loans to Time Warner................................    39,000     24,000
Property, plant and equipment, net..................    58,733     52,676
Cable television franchises, net....................     8,286      8,738
Other assets........................................     1,070         --
                                                      --------   --------

Total assets........................................  $207,060   $185,297
                                                      ========   ========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable....................................  $  1,484   $  1,161
Accrued interest expense............................     3,186      3,186
Accrued programming expense.........................       954      1,955
Accrued franchise fees..............................     1,150      1,040
Accrued income taxes payable to Time Warner.........    10,833         --
Other current liabilities...........................       745      2,310
                                                      --------   --------

Total current liabilities...........................    18,352      9,652

Long-term debt......................................   140,000    140,000
Deferred income taxes...............................     9,001     12,625
Other liabilities...................................     1,452         --

SHAREHOLDER'S EQUITY
Common stock, $1 par value, 200 shares authorized,
  100 shares issued and outstanding.................        --         --
Paid-in capital.....................................     1,189      1,189
Accumulated earnings................................    37,066     21,831
                                                      --------   --------

Total shareholder's equity..........................    38,255     23,020
                                                      --------   --------

Total liabilities and shareholder's equity..........  $207,060   $185,297
                                                      ========   ========

See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                  (THOUSANDS)

                                                             1996        1995       1994
                                                          ----------  ----------  ---------
Revenues................................................   $ 72,151    $ 65,814   $ 62,873

Costs and expenses:
 Operating and programming (a)..........................     22,551      20,064     22,143
 Selling, general and administrative (a)................      9,098      23,136     10,052
 Depreciation and amortization..........................      8,966       8,335      8,211
                                                           --------    --------   --------
   Total costs and expenses.............................     40,615      51,535     40,406
                                                           --------    --------   --------

Operating income........................................     31,536      14,279     22,467

Interest expense........................................    (14,908)    (14,206)   (12,791)
Interest income (b).....................................      8,731       4,471         --
Other expense...........................................        (70)     (6,640)    (1,274)
                                                           --------    --------   --------
Income (loss) from continuing operations
 before income taxes....................................     25,289      (2,096)     8,402

Income tax (provision) benefit..........................    (10,054)        820     (3,723)
                                                           --------    --------   --------

Income (loss) from continuing operations................     15,235      (1,276)     4,679

Discontinued operations:
 (Loss) income from discontinued operations (less
   applicable income taxes of $147 in 1995 and
   $2,256 in 1994)......................................         --        (283)       343
 Net gain on sale of discontinued operations (less
   applicable income taxes of $9,754 in 1995 and
   $9,591 in 1994)......................................         --      40,647     18,769
                                                           --------    --------   --------

Income before extraordinary item........................     15,235      39,088     23,791

Extraordinary loss on retirement of debt (less
 applicable income tax benefit of $328 in
 1995 and $779 in 1994).................................         --        (609)    (1,219)
                                                           --------    --------   --------

Net income..............................................     15,235      38,479     22,572

Preferred dividend requirements.........................         --        (750)    (3,000)
                                                           --------    --------   --------

Net income applicable to common shares..................   $ 15,235    $ 37,729   $ 19,572
                                                           ========    ========   ========

(a) Includes expenses resulting from
 transactions with affiliates (Note 7)..................   $  8,758    $  4,567   $     --
                                                           ========    ========   ========

(b) Includes interest income from affiliates (Note 7)...   $  1,593    $  1,027   $     --
                                                           ========    ========   ========

See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                  (THOUSANDS)

                                                                                  1996       1995       1994
                                                                                ---------  ---------  ---------
OPERATIONS
Net income....................................................................  $ 15,235   $ 38,479   $ 22,572
Adjustments for noncash and nonoperating items:
Gain on sale of discontinued operations.......................................        --    (40,647)   (18,769)
Write-off of deferred financing fees..........................................        --        937      1,998
Depreciation and amortization.................................................     8,966      9,031     12,767
Noncash interest expense......................................................        --        283      1,218
Deferred income tax (benefit) expense.........................................      (297)    12,404      5,331
Changes in operating assets and liabilities, net of effects of dispositions:..
  Receivables.................................................................    (1,870)    (2,300)       (93)
  Other assets................................................................    (1,520)      (602)       411
  Accounts payable and accrued expenses.......................................      (568)    (1,121)     1,655
  Incentive and retention compensation........................................        --     (2,441)    (1,460)
  Accrued income taxes........................................................    (2,664)   (14,900)      (937)
  Income taxes due to/(from) Time Warner......................................    14,341     (3,508)        --
  Other balance sheet changes.................................................    (1,846)   ( 4,945)      (475)
                                                                                --------   --------   --------

Cash provided (used) by operations............................................    29,777     (9,330)    24,218
                                                                                --------   --------   --------

INVESTING ACTIVITIES
Capital expenditures..........................................................   (14,628)    (9,253)    (9,764)
Net proceeds from sale of discontinued operations.............................        --    128,304     69,367
Other.........................................................................        --        204     (2,440)
                                                                                --------   --------   --------

Cash (used) provided by investing activities..................................   (14,628)   119,255     57,163
                                                                                --------   --------   --------

FINANCING ACTIVITIES
Preferred stock dividends paid................................................        --       (750)    (4,250)
Loans to Time Warner..........................................................   (15,000)   (24,000)        --
Borrowings....................................................................        --         --      4,000
Debt repayments...............................................................        --         --    (81,000)
                                                                                --------   --------   --------

Cash used by financing activities.............................................   (15,000)   (24,750)   (81,250)
                                                                                --------   --------   --------

INCREASE IN CASH AND EQUIVALENTS..............................................       149     85,175        131

CASH AND EQUIVALENTS AT BEGINNING OF YEAR.....................................    94,324      9,149      9,018
                                                                                --------   --------   --------
CASH AND EQUIVALENTS AT END OF YEAR...........................................  $ 94,473   $ 94,324   $  9,149
                                                                                ========   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid.................................................................  $ 14,959   $ 15,016   $ 19,595
                                                                                ========   ========   ========
Income taxes paid.............................................................  $  2,002   $  9,912   $    619
                                                                                ========   ========   ========

See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT)
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      ACCUMULATED
                                       PREFERRED   COMMON    PAID-IN    EARNINGS  TREASURY
                                         STOCK      STOCK    CAPITAL    (DEFICIT)   STOCK      TOTAL
                                       ---------   -------   --------   --------  ---------   --------
BALANCE AT DECEMBER 31, 1993            $ 24,000     $ 164     $1,025   $(35,470)  $(24,000)  $(34,281)

Net income............................        --        --         --     22,572         --     22,572
Dividends on preferred stock -
 $12.50 per share.....................        --        --         --     (3,000)        --     (3,000)
                                        --------   -------   --------   --------   --------   --------

BALANCE AT DECEMBER 31, 1994              24,000       164      1,025    (15,898)   (24,000)   (14,709)

Net income............................        --        --         --     38,479         --     38,479
Dividends on preferred stock -
 $3.125 per share (1st quarter).......        --        --         --       (750)        --       (750)
Elimination of Summit preferred,
 common and treasury stock
 resulting from the Time Warner Inc.
 acquisition..........................   (24,000)     (164)       164         --     24,000         --
                                        --------   -------   --------   --------   --------   --------

BALANCE AT DECEMBER 31, 1995                  --        --      1,189     21,831         --     23,020

Net income............................        --        --         --     15,235         --     15,235
                                        --------   -------   --------   --------   --------   --------

BALANCE AT DECEMBER 31, 1996            $      -   $    --   $  1,189   $ 37,066   $     --    $38,255
                                        ========   =======   ========   ========   ========   ========


See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

  Summit Communications Group, Inc. (the "Company") is an indirect, wholly owned subsidiary of Time Warner Companies, Inc.("Time Warner", formerly named Time Warner Inc.). Effective October 1, 1996, Time Warner contributed all of the Company's common stock to TWI Cable Inc., a direct, wholly owned subsidiary ("TWI Cable", formerly known as Cablevision Industries Corporation and Subsidiaries), in connection with a reorganization of certain of its wholly owned cable subsidiaries. The Company owns and operates cable television systems (the "Cable Systems") located in suburban northwest Atlanta, Georgia and Winston-Salem, North Carolina respectively, serving approximately 184,000 total basicsubscribers.

BASIS OF CONSOLIDATION

  The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of the Company and its wholly owned subsidiaries, as if the Company and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions with Time Warner and its affiliates are disclosed as related party transactions.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

REVENUES AND COSTS

  Subscriber fees are recorded as revenue in the period related services are provided and advertising revenues are recognized in the period related advertisements are exhibited. Rights to exhibit programming are purchased from various cable networks. The costs of such rights are generally expensed as the related services are made available to subscribers. Prior to the sale of the Company's remaining radio operations in March 1995, radio advertising revenues were recognized when the related advertisements were broadcast and were recorded net of advertising agency commissions.

ADVERTISING

  Advertising costs are expensed upon the first exhibition of related advertisements. Advertising expense amounted to $514,000 in 1996, $199,000 in 1995 and $3.4 million in 1994. Advertising expenses for 1994 primarily relate to the radio segment. See Note 3 relating to the radio broadcasting business disposition.

CASH AND EQUIVALENTS

Cash equivalents consist of money market funds, overnight deposits and other

                       SUMMIT COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


investments that are readily convertible into cash and have original maturities of three months or less when purchased.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided on the straight-line method over estimated useful lives as follows:

        Buildings and improvements ............   5-20 years
        Equipment .............................   3-15 years

        Property, plant and equipment consist of:

                                                   December 31,
                                               --------------------
                                                    (thousands)
                                                 1996       1995
                                               --------   --------
              Land and buildings.............  $  2,519   $  1,546
              Cable television equipment.....   124,946    114,993
              Construction in progress.......     5,277      2,724
                                               --------   --------
                                                132,742    119,263
              Less accumulated depreciation..   (74,009)   (66,587)
                                               --------   --------
              Total..........................  $ 58,733   $ 52,676
                                               ========   ========

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on the Company's financial statements.

CABLE TELEVISION FRANCHISES

  The cost of purchased businesses in excess of net tangible assets acquired is stated at cost less accumulated amortization. At December 31, 1996 and 1995, these amounts were entirely related to cable television franchise rights which the Company amortizes over a twenty year period using the straight-line method. Amortization expense prior to 1995 primarily included goodwill and cable television franchise rights. In 1996, 1995, and 1994 amortization of cable television franchises amounted to $452,000, $963,000 and $670,000, respectively; and amortization of goodwill amounted to $3.0 million in 1994. Accumulated amortization at December 31, 1996 and 1995 was $752,000 and $300,000, respectively.

  The Company separately reviews the carrying value of acquired intangible assets for each acquired entity on a quarterly basis to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. Upon a determination that the carrying value of intangible assets will not be recovered from the undiscounted future

                       SUMMIT COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and would be reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in estimated discounted future cash flows of the acquired business to recover the carrying value related to the intangible assets.

INCOME TAXES

  Under a tax-sharing agreement between the Company and Time Warner, the Company will pay to (receive from) Time Warner amounts equal to the total current domestic income tax provision (benefit) provided by the Company. Income taxes are provided using the liability method prescribed by FASB Statement No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates.

RECLASSIFICATIONS

  Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

2.  MERGER

  On May 2, 1995, the Company and its shareholders closed on an agreement pursuant to which all of the outstanding shares of common stock and preferred stock of the Company were acquired by Time Warner in a tax-free exchange (the "Merger"). As a result of this Merger, the Company was recapitalized. The new capital structure consists of 100 shares of common stock, par value $1 per share.

  Effective October 1, 1996, Time Warner contributed all of the Company's common stock to TWI Cable in connection with a reorganization of certain of its wholly owned cable subsidiaries.

  These transactions did not result in a "push-down" of Time Warner's accounting basis since the Company's public debt remains outstanding. Accordingly, the Company's accounting basis of its net assets did not change as a result of these transactions.

3.  DISCONTINUED OPERATIONS

  On March 31, 1995, the Company completed the disposition of its radio broadcasting business with the sale of its three remaining radio broadcasting subsidiaries: Summit-Atlanta Broadcasting Corporation ("Summit-Atlanta"), Summit-Baltimore Broadcasting Corporation ("Summit-Baltimore") and Summit-Dallas Broadcasting Corporation ("Summit-Dallas"). Through their respective wholly-owned subsidiaries, Summit-Atlanta operated radio stations WAOK-AM and WVEE-FM in Atlanta, Georgia; Summit-Baltimore operated radio stations WCAO-AM and WXYV-FM in Baltimore, Maryland; and Summit-Dallas operated radio stations KHVN-AM and KJMZ-FM in Dallas, Texas. With the closing of this sale, all the outstanding capital stock of each subsidiary was sold to Granum Communications, Inc. for $130.0 million plus $3.5 million for accounts receivable of Summit-Atlanta. The after tax gain resulting from this transaction was $40.6 million.

                       SUMMIT COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


  In December 1994, the Company sold all the outstanding capital stock of Summit Broadcasting Holding Company to Emmis Broadcasting Corporation for $68.0 million in cash plus $3.8 million in cash for accounts receivable. Through its wholly owned subsidiary, Summit-New York Broadcasting operated radio station WRKS in New York, New York. The after tax gain resulting from this transaction was $18.8 million.

  The income from operations of the discontinued radio broadcasting business, together with the related after tax gains on dispositions, have been segregated in the Consolidated Statement of Operations. Consolidated revenues for 1995 and 1994 exclude revenues applicable to discontinued operations of $7.0 million and $46.1 million, respectively.

4.  LONG-TERM DEBT

  Long-term indebtedness at December 31, 1996 consisted of $140.0 million principal amount of 10 1/2% Senior Subordinated Debentures due 2005 (the "Debentures"). The Debentures contain certain restricted covenants, including limitations on additional borrowings, mergers, acquisitions and restricted payments. At December 31, 1996, $10.5 million was available for restricted payments.

  An extraordinary loss on the early extinguishment of debt in the amount of $609,000, net of an income tax benefit of $328,000, was recorded in the first quarter of 1995. This loss resulted from the write-off of deferred financing costs related to the termination of a credit agreement dated as of September 1, 1993, between the Company, the lenders identified therein and The Chase Manhattan Bank as agent.

  An extraordinary loss on the early extinguishment of debt in the amount of $1.2 million, net of an income tax benefit of $779,000, was recorded in the fourth quarter of 1994 which related to the write-off of deferred financing fees on the total debt repaid.

  Based on prevailing interest rates, the fair value of the Company's long-term debt exceeded its carrying value by $15.0 million, at December 31, 1996 and December 31, 1995.

5.  EMPLOYEE BENEFIT PLANS

  Effective with the Merger date, the Company began participating in the Time Warner Cable Pension Plan (the "Pension Plan"), a noncontributory defined benefit pension plan, and the Time Warner Cable Employees Savings Plan (the "Savings Plan") which are administered by a committee appointed by the Board of Representatives of Time Warner Entertainment Company, L.P. ("TWE"), an affiliate of Time Warner, and covers substantially all employees.

  Benefits under the Pension Plan are determined based on formulas which reflect an employee's years of service and compensation levels during the employment period. Pension expense under this plan for the year ended December 31, 1996 was $224,000 and for the period of May 2, 1995 to December 31, 1995 totaled $77,000.

                       SUMMIT COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


  The Company's contributions to the Savings Plan are limited to 6.67% of an employee's eligible compensation during the plan year. The Board of Representatives of TWE has the right in any year to set the maximum amount of the Company's contribution. Defined contribution plan expense for the year ended December 31, 1996 was $167,000 and for the period of May 2, 1995 to December 31, 1995 totaled $125,000.

  On May 5, 1994, the Board of Directors authorized the termination of the Company's defined benefit pension plan which covered regular full-time and certain part-time employees. This termination was effective on September 30, 1994. All accrued benefits to participants in the plan were frozen on June 30, 1994, resulting in a curtailment of the plan. During the second quarter of 1994, the Company, based on information provided by the Plan actuary, recorded a curtailment gain of approximately $1.1 million resulting primarily from the decrease in the pension obligation as a result of freezing the benefit accruals.

  In connection with the decision to terminate the plan, the Company provided certain special termination benefits which included fully vesting plan participants retroactively to January 1, 1994 and service and compensation enhancements to all active plan participants on June 30, 1994. The Company expensed approximately $376,000 related to these special termination benefits during the second quarter of 1994.

  The settlement of the vested benefit obligation by the purchase of nonparticipating annuity contracts for, or the lump-sum payments to, each covered employee was completed in December 1994. This settlement resulted in an additional Company contribution of $1.9 million to satisfy the obligations of the plan. The Company expensed approximately $1.7 million related to the settlement of the plan's obligations during the fourth quarter of 1994. At December 31, 1994, all pension plan obligations were settled in full.

  Prior to Merger, the Company also had a defined contribution savings plan covering substantially all of its regular full-time and part-time employees. The Company matched 25% of the first 6% of employee contributions. The cost of the Company contribution for the period January 1, 1995 to May 1, 1995 was $28,000, and for the year ended December 31, 1994 was $163,000. This plan was terminated effective May 1, 1995.

6.  SHAREHOLDER'S EQUITY

  Pursuant to the Merger, the Company was recapitalized and the new capital structure consists of 100 shares of common stock with a $1 par value issued to Time Warner. Effective October 1, 1996, Time Warner contributed all of the Company's common stock to TWI Cable in connection with a reorganization of certain of its wholly owned cable subsidiaries (see Note 2). Prior to the Merger, the Company had issued and outstanding 240,000 shares of 12 1/2% cumulative preferred stock, par value $100 per share.

  In January 1995, the Company declared a $3.125 per share dividend on the 240,000 shares of cumulative preferred stock.

7.  RELATED PARTIES

  In the normal course of conducting their businesses, the Company had various transactions with Time Warner and its affiliates, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations.

                       SUMMIT COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


  On May 18, 1995, the Company loaned $24.0 million to Time Warner. Interest income on the loan totaled $1.6 million and $1.0 million for the years ended December 31, 1996 and 1995, respectively. On December 20, 1996, the Company loaned $15.0 million to TWI Cable. Interest income on this loan for the year ended December 31, 1996 totaled $31,000. These loans provide for interest at LIBOR plus .875% per annum and are due on demand.

  Included in the Company's post Merger operating expenses are charges for programming and promotional services provided by Home Box Office, Turner Broadcasting System, Inc. and other Time Warner affiliates. These charges totaled $5.7 million and $2.2 million for the year ended December 31, 1996 and for the period from May 2, 1995 through December 31, 1995, respectively. These charges are based upon customary rates and are in the ordinary course of business. Accrued related party expenses for these programming and promotional services are included in other current liabilities for the years ended December 31, 1996 and 1995 and amounted to $1.3 million and $1.0 million, respectively.

  The Company has entered into a management service arrangement with TWE, pursuant to which TWE is responsible for the management and operation of the Company's cable systems. The management fees paid to TWE by the Company are based on an allocation of the corporate expenses of the cable division of TWE in proportion to the respective number of subscribers of all cable systems managed by TWE's cable division. For the year ended December 31, 1996 and for the period from May 2, 1995 through December 31, 1995, these fees totaled $3.1 million and $2.4 million, respectively.

  Under the Company's tax sharing agreement with Time Warner the accrued income taxes payable to Time Warner amounted to $10.8 million as of December 31, 1996 and income tax refunds of $3.5 million due from Time Warner as of December 31, 1995.

8.  INCOME TAXES

  Since May 2, 1995 the Company has been included in the consolidated federal income tax return of Time Warner Inc. The provision for income tax has been calculated on a separate company basis. The income tax expense (benefit) applicable to the Company's continuing and discontinued operations before extraordinary items are as follows:

                       SUMMIT COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                  Years Ended December 31,
                                                  -------------------------
                                                   1996     1995     1994
                                                  -------  -------  -------
                                                         (thousands)

Continuing operations...........................  $10,054  $ (820)  $ 3,723
Discontinued operations:
  Income from operations........................       --     147     2,256
  Gains on Dispositions.........................       --   9,754     9,591
                                                  -------  ------   -------

                                                       --   9,901    11,847
                                                  -------  ------   -------

Total...........................................  $10,054  $9,081   $15,570
                                                  =======  ======   =======


Current and deferred income tax expense (benefit) provided are as follows:

                                                   Years Ended December 31,
                                                  ---------------------------
                                                    1996      1995     1994
                                                  --------  --------  -------
                                                          (thousands)
Federal:
  Current.......................................  $ 8,291   $(2,436)  $ 9,539
  Deferred......................................     (261)   10,150     4,515

State:
  Current.......................................    2,060      (888)      700
  Deferred......................................      (36)    2,255       816
                                                  -------   -------   -------

Total...........................................  $10,054   $ 9,081   $15,570
                                                  =======   =======   =======



The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as set forth below:

                                                    Years Ended December 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                          (thousands)
Taxes on income at U.S. federal statutory rate..  $ 8,851   $16,860   $13,776
State and local taxes, net......................    1,316       889     1,515
Nondeductible goodwill amortization.............       --        --     1,064
Other nondeductible expenses....................        4       185        --
Basis differences on sale of subsidiaries.......       --    (8,479)   (1,297)
Other...........................................     (117)     (374)      512
                                                  -------   -------   -------

Total...........................................  $10,054   $ 9,081   $15,570
                                                  =======   =======   =======

                       SUMMIT COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Significant components of the Company's net deferred tax liabilities are as follows:


                                                                    Years Ended December 31,
                                                                   --------------------------
                                                                       1996          1995
                                                                   ------------  ------------
                                                                          (thousands)
Reserves not currently deductible................................      $  (338)      $  (376)
Investment tax credits & minimum tax credits.....................       (3,752)       (2,574)
Other............................................................         (395)          (29)
                                                                       -------       -------

Total deferred tax assets........................................       (4,485)       (2,979)

Difference in book & tax basis of property, plant and equipment..       13,486        15,604
                                                                       -------       -------

Net deferred tax liabilities.....................................      $ 9,001       $12,625
                                                                       =======       =======

9.    RETENTION COMPENSATION

  In February 1994, the Company instituted a retention compensation plan which provided for the payment to certain key employees of a bonus payable on the earlier December 31, 1995 or the sale of the Company, as defined therein. The estimated aggregate retention bonus was recognized as expense over the retention period. The plan provided for the additional compensation contingent on the sale of the Company. Such contingent compensation is included in other expense in the period in which related payments were made. Upon consummation of the Merger on May 2, 1995, the Company paid out its remaining obligation under the plan consisting of $2.6 million in retention bonuses and $4.0 million in contingent compensation. In total, the Company paid out $6.1 million in retention bonuses and $4.5 million in contingent compensation under this plan.

10.   LONG-TERM INCENTIVE COMPENSATION PLANS

  In March 1994, the Company and its top two executives negotiated a settlement to their existing phantom appreciation rights arrangements. The settlement provided for the executives to receive an aggregate of 1.3% of net proceeds, as defined, from the Merger and partial disposition of the Company up to net proceeds of $400.0 million plus an aggregate of 2.5% of net proceeds in excess of $400.0 million. The Company paid an additional $1.5 million to these executives upon completion of the Merger. At December 31, 1994, the Company had accrued $3.6 million under these arrangements. These executives were also paid retention compensation as described in Note 9.

  Prior to 1995, the Company had other long-term compensation plans for certain other key employees and directors. Depending on the plan, compensation expense was determined based on the appraised value or net worth of the Company. One of these plans was settled in 1994 for $3.9 million. Compensation expense for these plans, which is included in selling, general and administrative expenses, was $57,000 in 1994.

                       SUMMIT COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


11. COMMITMENTS AND CONTINGENCIES

The Company leases office facilities, transmitter sites, and various items of equipment under noncancelable operating leases. Many of these lease agreements contain renewal options. Total rental expense was $941,000, $1.1 million and $1.8 million for the years ended December 31, 1996, 1995, and 1994, respectively.

  Future minimum annual rental payments under noncancelable leases are as follows (in thousands):


Years Ending
 December 31,
---------------
   1997...........................................  $  317
   1998...........................................     317
   1999...........................................     317
   2000...........................................     313
   2001...........................................     313
   2002...........................................     313
                                                    ------
                                                    $1,890
                                                    ======

   The Company from time to time is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on the Company.

  In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's ("TWC") long-term strategic plan, TWC has agreed with the Federal Communications Commission (the "FCC") to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over the next four years. The agreement with the FCC covers all of the cable operations of TWC, including the owned or managed cable television systems of the Company and the other owned or managed cable television systems of Time Warner and TWE. The Company expects that a portion of its cable television systems will be upgraded in connection with this agreement. TWC owns or manages a total of approximately
12.3 million subscribers, of which approximately 184,000 subscribers are owned by the Company.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1. A listing of the consolidated financial statements, notes and reports of independent auditors required by Item 8 are listed on page 14 of this Annual Report on Form 10-K.

2. The following financial statement schedule required to be filed by Items 8 and 14(d) of Form 10-K is filed as part of this Report in part IV:

     Schedule II -    Valuation and Qualifying Accounts...............F-1


     All other financial statements schedules required by Article 5-04 of Regulation S-X have been omitted since they are not applicable.

3.  Exhibits required to be filed by Item 601 of Regulation S-K:

  Exhibit No.                     Description
  -----------                     -----------

     2.1 Agreement and Plan of Merger by and among Time Warner Inc., Summit Communications Group, Inc., and the Stockholders of Summit Communications Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1994.)

     2.2 Stock Purchase Agreement by and among Summit Communications Group, Inc., Summit Broadcasting Holding Company and Granum Communications, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1994.)

     2.3 Stock Purchase Agreement by and between Summit Communications Group, Inc. and Emmis Broadcasting Corporation. (Incorporated by reference to
          Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1994.)

     3.1 Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     3.2 By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     3.3 Certificate of Amendment No. 3 to Certificate of Incorporation of Summit Communications Group, Inc. (Incorporated by reference to
          Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1993.)

Exhibit No.                            Description
-----------                            -----------

     3.4 Certificate of Designation of Summit Communications Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1993.)

     4.1 Indenture, dated as of April 15, 1993, between Summit Communications Group, Inc. and Shawmut Bank Connecticut, N.A., as Trustee with respect to the Company's 10-1/2% Senior Subordinated Debentures Due 2005. (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1993.)

     4.2 Credit Agreement, dated as of September 1, 1993, between Summit Communications Group, Inc.; Summit New-York Broadcasting Corporation; The Chase Manhattan Bank (National Association), as Agent; and Corestates/Philadelphia, National Bank, as Co-Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1993.)

     4.3 Assignment Agreement, dated as of October 25, 1993, between The Chase Manhattan Bank (National Association), Corestates/Philadelphia National Bank (Assignors) and Assignees (Bank of Montreal; CIBC, Inc; National Westminster Bank USA; Nations Bank of Texas, N.A.; Union Bank; and LTCB Trust Company). (Incorporated by reference to Exhibit
          4.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1993.)

     4.4 Amendment No. 2, dated as of November 19, 1993, between Summit Communications Group, Inc.; Summit-New York Broadcasting Corporation; the Lenders (The Chase Manhattan Bank (National Bank), Corestates/Philadelphia National Bank, Bank of Montreal, CIBC, Inc., National Westminster Bank USA, Nations Bank of Texas, N.A., Union Bank, LTCB Trust Company); and the Chase Manhattan Bank (National Association), as Agent. (Incorporated by reference to Exhibit 4.4 to the Company's Form 10-K for the year ended December 31, 1993.)

     4.5 Amendment No. 3, dated as of November 17, 1994, between Summit Communications Group, Inc; Summit - New York Broadcasting Corporation; the lenders identified therein; and The Chase Manhattan Bank (National Association), as Agent. (Incorporated by reference to Exhibit 4. to the Company's Form 8-K dated December 1, 1994.)

    *10.1 1994 Amended Employment Agreement, dated as of March 17, 1994, by and between Summit Communications Group, Inc. and James W. Wesley, Jr. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31,1993.)

    *10.2 1994 Amended Employment Agreement, dated as of March 17, 1994, by and between Summit Communications Group, Inc. and James M. Strawn. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1993.)

    *10.3 Employment Agreement, dated as of February 25, 1993, by and between Summit Communications Group, Inc. and Adrian E. Cox. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

---------
* Represents a management contract or compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

Exhibit No.                        Description
-----------                        -----------

     *10.4 Letter Agreement, dated as of November 30, 1990, by and between Summit Communications Group, Inc. and Bernard Gray. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     *10.5 Letter Agreement, dated as of August 24, 1987, by and between Summit Communications Group, Inc. and Richard S. Stakes. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     *10.6 Deferred Compensation Agreement, dated as of December 12, 1984, by and between Summit Communications, Inc. and C. Boyden Gray. (Incorporated by Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No 33-58996.)

     *10.7 Deferred Compensation Agreement, dated as of December 31, 1987, by and between Summit Communications Group, Inc. and Bernard Gray. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     *10.8 Deferred Compensation Agreement, dated as of December 31, 1987, by and between Summit Communications Group, Inc. and Nanette N. Allen. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     *10.9 Deferred Compensation Agreement, dated as of January 7, 1988, by and between Summit Communications Group, Inc. and James W. Wesley, Jr. (Incorporated by reference to Exhibit 10.10 to the Company's registration Statement on Form S-1, File No. 33-58996.)

     *10.10 Deferred Compensation Agreement, dated as of January 7, 1988, by and between Summit Communications Group, Inc. and James M. Strawn. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     *10.11 Deferred Compensation Agreement, dated as of December 31, 1987, by and between Summit Communications Group, Inc. and Richard S. Stakes. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-8996.)

     *10.12 Trust Agreement, dated as of December 31, 1987, by and between Summit Communications Group, Inc. and Southern National Bank of North Carolina. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     *10.13 1988 Equity Equivalency Plan of Summit Communications Group, Inc.
            (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     *10.14 1985 Performance Share Plan of Summit Communications Group, Inc.
            (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, File No. 33-58996.)
---------
* Represents a management contract or compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

Exhibit No.                           Description
-----------                           -----------

     *10.15 Equity Participation Contract, dated as of April 27, 1989, by and between Summit Communications Group, Inc. and Carlysle A. Bethel. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

      10.16 Lease and License Agreement, dated October 30, 1970, by and between Doubleday Broadcasting Company, Inc. and Group One Broadcasting Company of Texas, and Assignment of Lease and Consent dated as of October 28, 1986, by and among CBN Continental Broadcasting Network, Inc. (successor in interest to Doubleday), Group One Broadcasting Co. of Texas, KDM Broadcasting Corporation and DKM-Dallas Broadcasting Corporation. (Incorporated by reference to Exhibit
            10.20 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

      10.17 Lease, dated May 13, 1985, by and between Atlanta Board of Education and DKM-Atlanta Broadcasting Corporation and First Modification of Lease dated September 9, 1985, by and between such parties. (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

      10.18 Lease among the Board of Trustees of the Community College of Baltimore, Summit-Baltimore Broadcasting Corporation and the Mayor and City Council of Baltimore. (Incorporated by reference to exhibit
            10.22 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

      10.19 Lease Agreement, dated August 1, 1989, by and between The Trustees of Davidson County Community College and Summit Cable Services of the Thom-A-Lex, Inc. (Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     10.20 Lease, dated as of April 1, 1988, by and between Gorboynard and Summit Cable Services of Georgia, Inc. (Incorporated by reference to
            Exhibit 10.25 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     10.21 Franchise Agreement, dated January 24, 1992, by and between the Town of Lewisville, North Carolina and Summit Cable Services of Forsyth County, Inc. (Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     10.22 Franchise Agreement, dated November 4, 1988, by and between the Village of Clemmons, North Carolina and Summit Cable Services of Forsyth County, Inc. (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     10.23 Franchise Agreement, dated February 13, 1985, by and between Board of Commissioners of Forsyth County, North Carolina and Summit Cable Services of Forsyth County, Inc. (Incorporated by reference to
            Exhibit 10.28 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

---------
* Represents a management contract or compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

Exhibit No.                           Description
-----------                           -----------

      10.24 Ordinance, dated April 14, 1980, granting a franchise from the Town of Rural Hall, North Carolina to Summit Communications, Inc. (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

      10.25 Agreement, dated as of June 30, 1984, by and between the City of Winston-Salem, North Carolina and Summit Communications, Inc., as amended. (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

      10.26 Ordinance, dated October 2, 1979, granting a franchise from the Town of Kernersville, North Carolina to Summit Communications, Inc., as amended. (Incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

      10.27 Ordinance, dated as of February 18, 1985, granting a cable television franchise for the County of Davie to River Cable, Inc. as amended and assigned to Summit Cable Services of Forsyth County, Inc. as of December 18, 1989. (Incorporated by reference to Exhibit
            10.32 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

      10.28 Ordinance, dated as of February 14, 1989, by the County of Davidson, granting a franchise to Summit Cable Services of Thom-A-Lex, Inc. (Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

      10.29 Ordinance, dated April 11, 1988, by the City of Lexington, North Carolina, granting a franchise to Summit Cable Services of Thom-A-Lex, Inc. (Incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     10.30 Ordinance, dated July 18, 1988, by the City of Thomasville, North Carolina, granting a franchise to Summit Cable Services of Thom-A-Lex, Inc. (Incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

      10.31 Ordinance, dated September 18, 1988, by Stokes County, North Carolina, granting a franchise to Summit Cable Services of Thom-A-Lex, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     10.32 Cable Television Franchise Agreement, dated September 8, 1987, by and between Cobb County, Georgia and Summit Cable Services of Georgia, Inc. (Incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     10.33 Agreement, dated June 11, 1991, by and between the County of Cherokee, Georgia and Summit Cable Services of Georgia, Inc. (Incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1, File No 33-58996.)

     10.34 Renewal Agreement, dated August 27, 1990, by and between the City of Woodstock, Georgia and Summit Communications of Georgia, Inc. (Incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     10.35 Franchise Agreement, dated March 31, 1992, by and between the City of Roswell, Georgia and Summit Cable Services of Georgia, Inc. (Incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

Exhibit No.                          Description
-----------                          -----------

     10.36 Franchise Agreement, dated October 17, 1984, by and between Fulton county, Georgia, and Summit Communications, Inc., as amended. (Incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

     10.37 Agreement, dated August 9, 1989, by and between Bartow County, Georgia and Summit Cable Services of Georgia, Inc. (Incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

    *10.38 Supplemental Executive Retirement Arrangement effective July 30, 1991 between Summit Communications Group, Inc. and Richard S. Stakes. (Incorporated by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

    *10.39 Supplemental Executive Retirement Arrangement effective April 23, 1992 between Summit Communications Group, Inc. and Adrian E. Cox. (Incorporated by reference to Exhibit 10.52 to the Company's Registration Statement on Form S-1, File No. 33-58996.)

    *10.40 1992 Deferred Bonus Plan of Summit Communications Group, Inc. (Incorporated by reference to Exhibit 10.47 to the Company's Form 10-K for the year ended December 31, 1993.)


---------
* Represents a management contract or compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.



b.  REPORTS ON FORM 8-K

    None.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                                              SUMMIT COMMUNICATIONS GROUP, INC.



                                              By: David E. O'Hayre
                                                  ----------------
                                                  David E. O'Hayre
                                                  President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by following persons on behalf of the Registrant and in the capacities indicated on March 28, 1997.

Signature                                        Title
---------                                        -----

/s/  David E.  O'Hayre                    President
---------------------------------            (principal executive officer)
     David E.  O'Hayre


/s/  Tommy J. Harris                      Vice President-Finance & Treasurer
---------------------------------            (principal financial officer)
     Tommy J. Harris


/s/  Spencer B. Hays                      Vice President & Secretary & Director
---------------------------------
     Spencer B. Hays


/s/  Richard M. Petty                     Vice President & Controller
---------------------------------            (principal accounting officer)
     Richard M. Petty


/s/  Warren A. Christie                   Vice President-Taxes and Director
---------------------------------
     Warren A. Christie

                          SUMMIT COMMUNICATIONS, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                                    Additions
                       Balance at  Charged to                    Balance
                       Beginning    Costs and                    at End
                       of Period    Expenses    Deductions (1)  of Period
                       ---------    --------    -----------     ---------
For the year ended
December 31, 1996:
Allowance for
  doubtful trade
  accounts
  receivable
Cable Television....    $ 85,000    $570,000    $  (437,000)    $ 218,000
                        --------    --------    -----------     ---------
                        $ 85,000    $570,000    $  (437,000)    $ 218,000
                        ========    ========    ===========     =========

For the year ended
December 31, 1995:
Allowance for
  doubtful trade
  accounts
  receivable
Cable Television....    $118,000  $366,000       $  (399,000)  $  85,000
Radio broadcasting..     221,000        --          (221,000)         --
                        --------  --------       -----------   ---------
                        $339,000  $366,000       $  (620,000)  $  85,000
                        ========  ========       ===========   =========

For the year ended
December 31, 1994:
Allowance for
  doubtful trade
  accounts
  receivable
Cable Television....    $112,000  $631,000       $  (625,000)  $ 118,000
Radio broadcasting..     344,000   294,000          (417,000)  $ 221,000
                        --------  --------       -----------   ---------
                        $456,000  $925,000       $(1,042,000)  $ 339,000
                        ========  ========       ===========   =========



(1) Represents the write-off of uncollectible accounts, net of recoveries.