Form 10-Q
period 1997-03-31
SUMMIT COMMUNICATIONS GROUP INC
filed 1997-05-14
CIK 898304

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997

                                       OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
     period from                    to                    .
                --------------------  --------------------

                       Commission File Number:  33-58996
                                     SUMMIT
                                 COMMUNICATIONS
                                  GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                      56-0604618
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

100 shares of common stock, par value $1 per share, were issued and outstanding as of May 12, 1997.

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF TIME WARNER INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       SUMMIT COMMUNICATIONS GROUP, INC.



                               INDEX TO FORM 10-Q


                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION


Item 1. Financial Statements:

 Consolidated balance sheet at March 31, 1997 and December 31, 1996....   3

 Consolidated statement of operations for the three months ended
   March 31, 1997 and 1996.............................................   4

 Consolidated statement of cash flows for the three months ended
   March 31, 1997 and 1996.............................................   5

 Consolidated statement of changes in shareholder's equity
   for the three months ended March 31, 1997...........................   6

 Notes to consolidated financial statements............................   7

Item 2. Management's Discussion and Analysis of Results of Operations..   9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................  10

Item 6. Exhibits and Reports on Form 8-K...............................  10

                       SUMMIT COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                      MARCH 31,  DECEMBER 31,
                                                        1997         1996
                                                      ---------  ------------
                                           (thousands, except per share amounts)

ASSETS
CURRENT ASSETS
Cash and equivalents................................   $104,497      $ 94,473
Receivables, less allowances of $207 and $218.......      2,968         2,699
Interest due from Time Warner.......................      2,980         2,594
Prepaid expenses....................................        206           205
                                                       --------      --------

Total current assets................................    110,651        99,971

Loans to Time Warner................................     39,000        39,000
Property, plant and equipment, net..................     60,048        58,733
Cable television franchises, net....................      8,178         8,286
Other assets........................................      1,093         1,070
                                                       --------      --------

Total assets........................................   $218,970      $207,060
                                                       ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses...............   $  5,022      $  3,588
Accrued interest expense............................      6,860         3,186
Accrued income taxes payable to Time Warner.........     13,079        10,833
Other current liabilities...........................        447           745
                                                       --------      --------

Total current liabilities...........................     25,408        18,352

Long-term debt......................................    140,000       140,000
Deferred income taxes...............................      8,980         9,001
Other liabilities...................................      2,189         1,452

SHAREHOLDER'S EQUITY
Common stock, $1 par value, 200 shares authorized,
 100 shares issued and outstanding..................         --            --
Paid-in capital.....................................      1,189         1,189
Accumulated earnings................................     41,204        37,066
                                                       --------      --------

Total shareholder's equity..........................     42,393        38,255
                                                       --------      --------

Total liabilities and shareholder's equity..........   $218,970      $207,060
                                                       ========      ========

See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             ------------------
                                              1997       1996
                                             -------    -------
                                                (thousands)
Revenues....................................  $19,251   $17,666
                                              -------   -------

Costs and expenses:
 Operating and programming (a)..............    6,136     5,710
 Selling, general and administrative (a)....    2,245     2,208
 Depreciation and amortization..............    2,315     2,579
                                              -------   -------
   Total costs and expenses.................   10,696    10,497
                                              -------   -------

Operating income............................    8,555     7,169

Interest expense............................   (3,665)   (3,714)
Interest income (b).........................    2,031     2,827
                                              -------   -------

Income before income taxes..................    6,921     6,282

Income tax provision........................   (2,783)   (2,526)
                                              -------   -------

Net income..................................  $ 4,138   $ 3,756
                                              =======   =======

(a) Includes expenses resulting from
    transactions with affiliates (Note 3)...  $ 2,409   $ 1,726
                                              =======   =======

(b) Includes interest income from
    affiliates (Note 3).....................  $   625   $   392
                                              =======   =======

See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                     --------------------
                                                       1997        1996
                                                     --------     -------
                                                          (thousands)

OPERATIONS
Net income..........................................  $  4,138   $  3,756
Adjustments for noncash and nonoperating items:
Depreciation and amortization.......................     2,315      2,579
Deferred income tax benefit.........................       (21)    (1,219)
Changes in operating assets and liabilities.........     7,110      5,432
                                                      --------   --------

Cash provided by operations.........................    13,542     10,548
                                                      --------   --------

INVESTING ACTIVITIES
Capital expenditures................................    (3,513)    (1,048)
Investments and acquisitions........................        (5)        --
                                                      --------   --------

Cash used by investing activities...................    (3,518)    (1,048)
                                                      --------   --------

INCREASE IN CASH AND EQUIVALENTS....................    10,024      9,500

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........    94,473     94,324
                                                      --------   --------

CASH AND EQUIVALENTS AT END OF PERIOD...............  $104,497   $103,824
                                                      ========   ========

Supplemental disclosures of cash flow information:
Interest paid.......................................  $      2   $     --
                                                      ========   ========
Income taxes paid...................................  $     --   $    145
                                                      ========   ========

See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                PAID-IN  ACCUMULATED
                                CAPITAL    EARNINGS    TOTAL
                                -------    --------    -----
                                          (thousands)
BALANCE AT DECEMBER 31, 1996    $1,189     $37,066    $38,255

Net income....................      --       4,138      4,138
                                ------     -------    -------

BALANCE AT MARCH 31, 1997       $1,189     $41,204    $42,393
                                ======     =======    =======

See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

  Summit Communications Group, Inc. (the "Company") is an indirect, wholly owned subsidiary of Time Warner Companies, Inc. ("Time Warner", formerly named Time Warner Inc.). Effective October 1, 1996, Time Warner contributed all of the Company's common stock to TWI Cable Inc., a direct, wholly owned subsidiary ("TWI Cable", formerly known as Cablevision Industries Corporation and Subsidiaries), in connection with a reorganization of certain of its wholly owned cable subsidiaries (the "TWI Cable Reorganization"). The Company owns and operates cable television systems (the "Cable Systems") located in suburban northwest Atlanta, Georgia and Winston-Salem, North Carolina respectively.

BASIS OF PRESENTATION

  The accompanying financial statements are unaudited, but in the opinion of management, contain all adjustments (consisting of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain reclassifications have been made to the prior years' financial statements to conform with the 1997 presentation. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1996.

2.  LONG-TERM DEBT

  Long-term indebtedness at March 31, 1997 consists of $140.0 million principal amount of 10 1/2% Senior Subordinated Debentures due 2005 (the "Debentures"). The Debentures contain certain restrictive covenants, including limitations on additional borrowings, mergers, acquisitions and restricted payments. At March 31, 1997 and December 31, 1996, $18.2 million and $10.5 million was available for restricted payments, respectively.

3.  RELATED PARTIES

  In the normal course of conducting business, the Company had various transactions with Time Warner and its affiliates, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations.

  On May 18, 1995, the Company loaned $24.0 million to Time Warner. Interest income on the loan totaled $386,000 and $392,000 for the three months ended March 31, 1997 and 1996, respectively. On December 20, 1996, the Company loaned $15.0 million to TWI Cable. Interest income on this loan for the three months ended March 31, 1997 totaled $240,000. These loans provide for interest at LIBOR plus .875% per annum and are due on demand.

                       SUMMIT COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)


  Included in the Company's post merger operating expenses are charges for programming and promotional services provided by Home Box Office, Turner Broadcasting System, Inc. and other Time Warner affiliates. These charges totaled $1.5 million and $852,000 for the three months ended March 31, 1997 and 1996, respectively. These charges are based upon customary rates and are in the ordinary course of business. Accrued related party expenses for these programming and promotional services are included in other current liabilities at March 31, 1997 and December 31, 1996 and amounted to $713,000 and $1.3 million, respectively.

  The Company has entered into a management service arrangement with Time Warner Entertainment Company, L.P. ("TWE"), pursuant to which TWE is responsible for the management and operation of the Company's cable systems. The management fees paid to TWE by the Company are based on an allocation of the corporate expenses of the cable division of TWE in proportion to the respective number of subscribers of all cable systems managed by TWE's cable division. For the three months ended March 31, 1997 and 1996, these fees totaled $890,000 and $874,000, respectively.

  Under the Company's tax sharing agreement with Time Warner, the accrued income taxes payable to Time Warner amounted to $13.1 million and $10.8 million at March 31, 1997 and December 31, 1996, respectively.

4.  COMMITMENTS AND CONTINGENCIES

  Pending legal proceedings are substantially limited to litigation incidental to the businesses of the Company. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             RESULTS OF OPERATIONS


OVERVIEW

  Operating results for the Company for the three months ended March 31, 1997 and 1996 are as follows (in millions):

                                        Three Months Ended March 31,
                                        ----------------------------
                                            1997           1996
                                        -------------  -------------

       Revenues.......................          $19.3          $17.7
       EBITDA.........................           10.9            9.8
       Depreciation and amortization..            2.3            2.6
       Operating income...............            8.6            7.2
       Net income.....................            4.1            3.8

  As discussed more fully below, the improvement in net income in the first quarter of 1997 as compared to the same period in 1996 principally resulted from an increase in operating income primarily due to increased revenues.

  Revenues increased to $19.3 million in the first quarter of 1997, compared to $17.7 million for the same period in 1996. Operating income increased to $8.6 million in the first quarter, compared to $7.2 million for the same period in 1996. Revenues benefited from an aggregate increase in basic cable subscribers, increases in regulated cable rates phased in during January 1997 as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission and increases in pay-per-view and advertising revenues. Operating income before depreciation and amortization ("EBITDA") and operating income increased as a result of the revenue growth, partially offset by higher operating and programming expense principally relating to higher programming costs attributable to higher subscriber levels and inflationary rate increases.

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

  The relationship between income before income taxes and income tax expense of the Company is affected by certain financial statement expenses that are not deductible for income tax purposes.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

  There were no material legal proceedings instituted during the three month period ended March 31, 1997. There were also no material developments in any of the other existing legal proceedings which were previously reported in the Company's Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits
     --------

     None.

(b)  Reports on Form 8-K
     -------------------

     None.

                        SUMMIT COMMUNICATIONS GROUP, INC


                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUMMIT COMMUNICATIONS GROUP, INC.
                                    (Registrant)



                         By:      /s/RICHARD M. PETTY
                                  -------------------
                         Name:    Richard M. Petty
                         Title:   Vice President and Controller
                                  (Principal Accounting Officer)



Dated: May 12, 1997