Form 10-Q
period 1997-06-30
SUMMIT COMMUNICATIONS GROUP INC
filed 1997-08-13
CIK 898304

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1997

                                      OR


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _________________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes  X    No___
                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

100 shares of common stock, par value $1 per share, were issued and outstanding as of August 13, 1997.

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF TIME WARNER INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       SUMMIT COMMUNICATIONS GROUP, INC.


                               INDEX TO FORM 10-Q



                                                                                     PAGE
                                                                                     ----
PART I. FINANCIAL INFORMATION


Item 1. Financial Statements:

  Consolidated balance sheet at June 30, 1997 and December 31, 1996.............      3

  Consolidated statement of operations for the three and six months ended
    June 30, 1997 and 1996......................................................      4

  Consolidated statement of cash flows for the six months ended
    June 30, 1997 and 1996......................................................      5

  Consolidated statement of shareholder's equity
    for the six months ended June 30, 1997......................................      6

  Notes to consolidated financial statements....................................      7

Item 2. Management's Discussion and Analysis of Results of Operations...........      9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................     10

Item 6. Exhibits and Reports on Form 8-K........................................     10

                       SUMMIT COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                  JUNE 30,               DECEMBER 31,
                                                                    1997                     1996
                                                                  --------                 --------
                                                               (thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and equivalents..........................................    $105,680                 $ 94,473
Receivables, less allowances of $196 and $218.................       3,034                    2,699
Interest due from Time Warner.................................       3,378                    2,594
Prepaid expenses..............................................         112                      205
                                                                  --------                 --------

Total current assets..........................................     112,204                   99,971

Loans to Time Warner..........................................      39,000                   39,000
Property, plant and equipment, net............................      61,555                   58,733
Cable television franchises, net..............................       8,069                    8,286
Other assets..................................................         514                    1,070
                                                                  --------                 --------

Total assets..................................................    $221,342                 $207,060
                                                                  ========                 ========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses.........................    $  4,926                 $  3,588
Accrued interest expense......................................       3,138                    3,186
Accrued income taxes payable to Time Warner...................      15,411                   10,833
Other current liabilities.....................................       1,099                      745
                                                                  --------                 --------

Total current liabilities.....................................      24,574                   18,352

Long-term debt................................................     140,000                  140,000
Deferred income taxes.........................................       8,940                    9,001
Other liabilities.............................................       1,167                    1,452

SHAREHOLDER'S EQUITY
Common stock, $1 par value, 200 shares authorized,
 100 shares issued and outstanding............................          --                       --
Paid-in capital...............................................       1,189                    1,189
Accumulated earnings..........................................      45,472                   37,066
                                                                  --------                 --------

Total shareholder's equity....................................      46,661                   38,255
                                                                  --------                 --------

Total liabilities and shareholder's equity....................    $221,342                 $207,060
                                                                  ========                 ========

See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                JUNE 30,                   JUNE 30,
                                                                                --------                  --------
                                                                           1997         1996          1997         1996
                                                                           ----         ----          ----         ----
                                                                                             (thousands)
Revenues.............................................................    $ 19,600      $ 18,111       $ 38,851      $ 35,777
                                                                          -------      --------       --------      --------
Costs and expenses:
  Operating and programming (a)......................................       6,322         5,610         12,458        11,320
  Selling, general and administrative (a)............................       2,001         2,610          4,246         4,818
  Depreciation and amortization......................................       2,626         2,610          4,941         5,189
                                                                          -------       -------       --------      --------
    Total costs and expenses.........................................      10,949        10,830         21,645        21,327
                                                                           -------      -------       --------      --------

Operating income.....................................................       8,651         7,281         17,206        14,450

Interest expense.....................................................      (3,702)       (3,711)        (7,367)       (7,425)
Interest income (b)..................................................       2,190         1,953          4,221         4,780
                                                                          -------       -------       --------      --------

Income before income taxes...........................................       7,139         5,523         14,060        11,805

Income tax provision.................................................      (2,871)       (2,220)        (5,654)       (4,746)
                                                                          -------       -------       --------      --------

Net income...........................................................     $ 4,268      $  3,303          8,406       $ 7,059
                                                                          =======      ========       ========      ========

(a)Includes expenses resulting from
     transactions with affiliates (Note 3)...........................     $ 2,076      $  1,933          4,485      $  3,659
                                                                          =======      ========       ========      ========

(b)Includes interest income from affiliates (Note 3)                      $   648      $    384       $  1,273      $    776
                                                                          =======      ========       ========      ========

See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  ----------------------
                                                                    1997          1996
                                                                  --------       -------
                                                                         (thousands)
OPERATIONS
Net income....................................................    $  8,406       $  7,059
Adjustments for noncash and nonoperating items:
Depreciation and amortization.................................       4,941          5,189
Changes in operating assets and liabilities...................       5,371          1,740
                                                                  --------       --------

Cash provided by operations...................................      18,718         13,988
                                                                  --------       --------

INVESTING ACTIVITIES
Capital expenditures..........................................      (7,502)        (3,926)
Investments and acquisitions..................................          (9)            --
                                                                  --------       --------

Cash used by investing activities.............................      (7,511)        (3,926)
                                                                  --------       --------

INCREASE IN CASH AND EQUIVALENTS..............................      11,207         10,062

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD...................      94,473         94,324
                                                                  --------       --------

CASH AND EQUIVALENTS AT END OF PERIOD.........................    $105,680       $104,386
                                                                  ========       ========

Supplemental disclosures of cash flow information:
Interest paid.................................................    $  7,441       $  7,479
                                                                  ========       ========
Income taxes paid.............................................    $    808       $  1,294
                                                                  ========       ========

See accompanying notes.

                       SUMMIT COMMUNICATIONS GROUP, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                  (UNAUDITED)


                                                            PAID-IN      ACCUMULATED
                                                            CAPITAL        EARNINGS       TOTAL
                                                            -------        --------     ----------
                                                                     (thousands)
BALANCE AT DECEMBER 31, 1996...........................     $ 1,189         $ 37,066    $ 38,255

Net income.............................................          --            8,406       8,406
                                                            -------         --------      --------

BALANCE AT JUNE 30, 1997...............................     $ 1,189         $ 45,472    $ 46,661
                                                            =======         ========    ==========

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

2.   LONG-TERM DEBT

     Long-term indebtedness at June 30, 1997 consists of $140.0 million principal amount of 10 1/2% Senior Subordinated Debentures due 2005 (the "Debentures"). The Debentures contain certain restrictive covenants, including limitations on additional borrowings, mergers, acquisitions and restricted payments. At June 30, 1997 and December 31, 1996, $26.5 million and $10.5 million was available for restricted payments, respectively.

     On July 30, 1997, the Company offered to purchase for cash all of its outstanding Debentures. The purchase price to be paid for each validly tendered Debenture in this offer will be a redemption price of $1,026.20 per $1,000 principal amount of Debentures, plus interest, discounted at the yield to maturity on the 6.375% U.S. Treasury notes due April 30, 1999, plus a fixed spread of 37.5 basis points. The purchase price is based on the redemption price on April 15, 1999, the first date the Debentures can be redeemed at the option of the Company, and includes a consent fee of $5.00 per $1,000 principal amount of Debentures. The Debenture holders will also be required to consent to amendements which will eliminate or modify most of the restrictive covenants contained in the indenture governing the Debentures. The tender offer and consent solicitation are conditioned on the receipt of consents from the holders of a majority of the principal amount of the Debentures. This offer will expire on August 26, 1997, unless extended by the Company.

                       SUMMIT COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)


3.   RELATED PARTIES

     In the normal course of conducting business, the Company had various transactions with Time Warner and its affiliates, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations.

     On May 18, 1995, the Company loaned $24.0 million to Time Warner. Interest income on the loan totaled $784,000 and $776,000 for the six months ended June 30, 1997 and 1996, respectively. On December 20, 1996, the Company loaned $15.0 million to TWI Cable. Interest income on this loan for the six months ended June 30, 1997 totaled $489,000. These loans provide for interest at LIBOR plus .875% per annum and are due on demand.

     Included in the Company's post merger operating expenses are charges for programming and promotional services provided by Home Box Office, Turner Broadcasting System, Inc. and other Time Warner affiliates. These charges totaled $3.1 million and $1.7 million for the six months ended June 30, 1997 and 1996, respectively. These charges are based upon customary rates and are in the ordinary course of business. Accrued related party expenses for these programming and promotional services are included in other current liabilities at June 30, 1997 and December 31, 1996 and amounted to $529,000 and $1.3 million, respectively.

     The Company has entered into a management service arrangement with Time Warner Entertainment Company, L.P. ("TWE"), pursuant to which TWE is responsible for the management and operation of the Company's cable systems. The management fees paid to TWE by the Company are based on an allocation of the corporate expenses of the cable division of TWE in proportion to the respective number of subscribers of all cable systems managed by TWE's cable division. For the six months ended June 30, 1997 and 1996, these fees totaled $1.4 million and $1.9 million, respectively.

     Under the Company's tax sharing agreement with Time Warner, the accrued income taxes payable to Time Warner amounted to $15.4 million and $10.8 million at June 30, 1997 and December 31, 1996, respectively.

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

                       SUMMIT COMMUNICATIONS GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             RESULTS OF OPERATIONS


OVERVIEW

     Operating results for the Company for the three and six month periods ended June 30, 1997 and 1996 are as follows (in millions):

                                          Three Months Ended June 30,         Six Months Ended June 30,
                                          ---------------------------         -------------------------
                                              1997          1996                1997         1996
                                              ----          ----                ----         ----

     Revenues.......................          $19.6          18.1                $38.9       $35.8
     Depreciation and amortization..            2.6           2.6                  4.9         5.2
     Operating income...............            8.7           7.3                 17.2        14.5
     Net income.....................            4.3           3.3                  8.4         7.1

     As discussed more fully below, the improvement in net income for the three and six months ended June 30, 1997 as compared to the same periods in 1996 principally resulted from an increase in operating income primarily due to increased revenues.

     Revenues benefited from an aggregate increase in basic cable subscribers, increases in regulated cable rates phased in during January 1997 as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission and increases in pay-per-view and advertising revenues. Operating income increased as a result of the revenue growth, partially offset by higher operating and programming expenses principally relating to higher programming costs attributable to higher subscriber levels and inflationary rate increases.

     The relationship between income before income taxes and income tax expense of the Company is affected by certain financial statement expenses that are not deductible for income tax purposes.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

     There were no material legal proceedings instituted during the six month period ended June 30, 1997. There were also no material developments in any of the other existing legal proceedings which were previously reported in the Company's Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits
     --------

     None.

(b)  Reports on Form 8-K
     -------------------

     None.

                       SUMMIT COMMUNICATIONS GROUP, INC.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SUMMIT COMMUNICATIONS GROUP, INC.
                                                 (Registrant)



                                       By:     /s/ RICHARD M. PETTY
                                               -------------------
                                       Name:   Richard M. Petty
                                       Title:  Vice President and Controller
                                               (Principal Accounting Officer)




Dated: August 13, 1997